Form 10-K
period 1994-12-31
TECHNOLOGY FUNDING VENTURE PARTNERS IV
filed 1995-03-20
CIK 826595

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For The Year Ended December 31, 1994

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

            For the transition period from N/A to N/A
                                           ---    ---

                      Commission File No. 814-55

TECHNOLOGY FUNDING VENTURE PARTNERS IV, AN AGGRESSIVE GROWTH FUND, L.P.
- -----------------------------------------------------------------------
         (Exact name of Registrant as specified in its charter)

          DELAWARE                            94-3054600
- -------------------------------    ----------------------------------
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
incorporation or organization)

2000 Alameda de las Pulgas, Suite 250
San Mateo, California                                          94403
- ---------------------------------------                     --------
(Address of principal executive offices)                   (Zip Code)

                              (415) 345-2200
             --------------------------------------------------
            (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  Limited
  Partnership Units

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                        Yes  X  No
                                                            ---    ---
Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.               [   ]
No active market for the units of limited partnership interests ("Units") exists, and therefore the market value of such Units cannot be determined.
Documents incorporated by reference: Portions of the Prospectus dated February 24, 1989 forming a part of Registration Statement No. 33-19201 and filed pursuant to Rule 424(c) of the General Rules and Regulations under the Securities Act of 1933, and as modified by Post-Effective Amendment No. 1 dated April 23, 1990 are incorporated by reference in Parts I and III hereof. Portions of the Prospectus of Technology Funding Medical Partners I, L.P., as modified by Cumulative Supplement No. 4 dated January 4, 1995, forming a part of the May 3, 1993, Pre-Effective Amendment No. 3 to the Form N-2 Registration Statement No. 33-54002 dated October 30,1992, is incorporated by reference in Part III hereof.

                                   PART I

Item 1.  BUSINESS
- ------   --------

Technology Funding Venture Partners IV, An Aggressive Growth Fund, L.P. (the "Partnership") is a limited partnership organized under the laws of the State of Delaware on December 4, 1986 and was inactive until it commenced the sale of Units on January 10, 1989. The purpose of the Partnership is to make venture capital investments in new and developing companies, as described in the "Introductory Statement" and "Business of the Partnership" sections of the Prospectus dated February 24, 1989. The Partnership has elected to be a business development company under the Investment Company Act of 1940, as amended (the "Act"), and operates as a nondiversified investment company as that term is defined in the Act. Additional characteristics of the Partnership's business are discussed in the "Risk Factors" and "Conflicts of Interest" sections of the Prospectus, which sections are also incorporated herein by reference. The Partnership's Amended and Restated Limited Partnership Agreement ("Partnership Agreement") provides that the Partnership will continue until December 31, 1997, subject to the right of the Management Committee to extend the term for up to two additional two-year periods.

Item 2.  PROPERTIES
- ------   ----------

The Registrant has no material physical properties.

Item 3.  LEGAL PROCEEDINGS
- ------   -----------------

There are no material pending legal proceedings to which the Registrant is party or of which any of its property is the subject, other than ordinary routine litigation incidental to the business of the Partnership.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------   ---------------------------------------------------

The Annual Meeting of the Limited Partners of the Partnership was held on September 19, 1994 pursuant to a Notice of Meeting dated July 11, 1994. At that meeting, proxies submitted by limited partners, documented that the limited partners elected three individual general partners, elected the two Managing General Partners, and ratified the selection of KPMG Peat Marwick LLP as independent certified public accountants for the fiscal year ended December 31, 1994. In addition, proxies submitted by limited partners documented that a majority vote was received to pass a proposed amendment to the Partnership Agreement to add a new Section 14.10 which provides that the Management Committee shall be required to call a meeting only once every three years of Limited Partners if the only purpose of the meeting is to seek Limited Partner consent of existing Managing General Partners and the approval of existing independent certified public accountants for the Partnership; there were 200,028 Units voting in favor, 12,149 Units voting against, and 21,478 Units abstaining.



                                  PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
- ------   -------------------------------------------------------------
         MATTERS
         -------

        (a) There is no established public trading market for the Units.

        (b) At December 31, 1994, there were 7,815 record holders of
            Units.

        (c) The Registrant, being a partnership, does not pay dividends. Cash distributions, however, may be made to the partners in the Partnership pursuant to the Registrant's Partnership Agreement.

Item 6.  SELECTED FINANCIAL DATA
- ------   -----------------------



                                        For the Years Ended and As of December 31,
                             ------------------------------------------------------------
                                 1994            1993        1992         1991        1990
                                 ----            ----        ----         ----        ----


Total income                 $   296,948        678,321     555,324   1,395,698   1,773,987
Net operating loss            (1,314,484)    (1,514,788) (1,736,601) (1,108,680) (1,737,709)
Net realized loss from
 venture capital limited
 partnership investments              --        (15,402)    (25,726)    (88,526)    (38,714)
Net realized gain from
  sale of investments                 --     23,856,978  25,399,530          --          --
Realized losses from
  investment write-downs        (843,311)    (1,377,494) (3,323,404)   (599,900)         --
Net realized (loss) income    (2,157,795)    20,949,294  20,313,799  (1,797,106) (1,776,423)
Change in net unrealized
 fair value:
  Equity investments          (2,854,255)    (9,857,060) 14,857,889  12,428,330    (842,241)
  Notes receivable	                 5,000         94,000    (138,391)     (9,609)         --
Net (loss) income             (5,007,050)    11,186,234  35,033,297  10,621,615  (2,618,664)
Net realized (loss) income
  per Unit                            (4)            42          45          (4)         (5)
Total assets	                  40,606,795     43,520,755  63,032,147  39,214,887  28,803,721
Distributions declared                --    (24,514,748)(17,433,949)         --    (714,280)





Refer to the financial statement notes entitled "Summary of Significant Accounting Policies" and "Allocation of
Profits and Losses" for a description of the method of calculation of net realized (loss) income per Unit.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
- ------   -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

Liquidity and Capital Resources
- -------------------------------

In 1994, net cash used by operations totaled $1,525,133.
The Partnership paid management fees of $489,705 to the Managing General Partners and reimbursed related parties for operating expenses of $818,123 in 1994. In addition, $42,000 was paid to the individual general partners as compensation for their services. Other operating expenses of $267,943 were paid and interest income of $127,524 was received. The Partnership also paid interest of $34,886 on short-term borrowings.

In 1994, the Partnership funded equity investments of $3,758,976 mostly to portfolio companies in the medical/biotechnology, environmental, and computer systems and software industries. Repayments of notes receivable provided cash of $24,766. The Partnership also received $29,129 in cash distributions from venture capital limited partnership investments.

The Partnership has borrowing accounts with two financial institutions. The borrowing capacity of these accounts, which fluctuates based on collateral value, totaled $3,164,565 at December 31, 1994. The outstanding balance at December 31, 1994 was $2,167,868.
The maximum and weighted average amounts during 1994 were $2,633,000 and $558,294, respectively. The
Partnership's investments in SyStemix, Inc. and Shaman
Pharmaceuticals, Inc. are pledged as collateral.

During 1994, IBIS Technology, Inc. completed its initial public offering (IPO). The IPO indicates potential future liquidity for this investment.

Cash and cash equivalents at December 31, 1994 were $10,501. As of December 31, 1994, the Partnership was committed to fund $728,650 in additional investments.
Future interest income earned on notes receivable, remaining capacity on the borrowing accounts, proceeds from investment sales and General Partner support are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
- ---------------------

1994 compared to 1993
- ---------------------

Net loss was $5,007,050 in 1994 compared to a net income of $11,186,234 in 1993. The change was primarily due to a decrease in net realized gains from sale of investments of $23,856,978 and a $338,587 decrease in short-term investments interest income. These changes were partially offset by a $7,002,805 decrease in the change in net unrealized fair value of equity investments, a $534,183 decrease in realized losses from investment write-downs, a $343,881 decrease in management fees, and a $235,846 decrease in operating expenses.

There were no investment sales in 1994. Net realized gain from sale of investments for 1993 of $23,856,978 was mostly related to Pyxis Corporation.

Interest income from short-term investments totaled
$21,380 and $359,967 during 1994 and 1993, respectively.
The 1993 balance was primarily due to proceeds received from the sale of investments in Pyxis Corporation, which were subsequently distributed.

During 1994, the decrease in fair value of equity investments of $2,854,255 was primarily attributable to decreases in portfolio companies in the pharmaceuticals and microelectronics industries, partially offset by increases in communications and medical/biotechnology industries. During 1993, the decrease of $9,857,060 was primarily attributable to the realization of a $23,843,217 gain from the disposition of Pyxis
Corporation investments, partially offset by increases in portfolio companies in the environmental, pharmaceuticals, microelectronics and retail/consumer products industries.

During 1994 and 1993, the Partnership realized losses from investments write-downs of $843,311 and $1,377,494, respectively. The write-downs in 1994 primarily related to equity investments in the medical/biotechnology and microelectronics industries. In 1993, write-downs primarily related to equity investments in the microelectronics, medical/biotechnology, and semiconductor industries.

The Partnership incurred management fees of $456,017 and $799,898 during 1994 and 1993, respectively. Pursuant to the Partnership Agreement, management fees were two percent per annum of total limited partners' capital contributions until February 15, 1994. Beginning on
February 16, 1994, quarterly management fees are equal to one quarter of one percent of the fair value of Partnership assets.

Total operating expenses were $1,112,248 in 1994 compared to $1,348,094 in 1993. The decrease was primarily attributable to lower investment operations and administrative and investor services expenses due to an overall lower level of portfolio activities.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.


1993 compared to 1992
- ---------------------

Net income was $11,186,234 in 1993 compared to $35,033,297 in 1992. The decrease in income was primarily due to a $24,714,949 decrease in the change in net unrealized fair value of equity investments and a $1,542,552 decrease in net realized gain from sale of investments. These changes were partially offset by a $1,945,910 decrease in realized losses from investment write-downs, a $232,391 increase in the change in net unrealized fair value of secured notes receivable and a $125,856 increase in interest income.

In 1993, the decrease in fair value of equity investments of $9,857,060 was primarily attributable to the realization of a $23,843,217 gain from the disposition of Pyxis Corporation investments, partially offset by increases in portfolio companies in the environmental, pharmaceuticals, microelectronics and retail/consumer products industries. In 1992, the increase of $14,857,889 was primarily due to the initial public offering of Pyxis Corporation and an increase in a portfolio company in the pharmaceuticals industry, partially offset by decreases in the medical/biotechnology industry.

Net realized gain from sale of investments was $23,856,978 in 1993 compared to $25,399,530 in 1992.
The net gain in 1993 mostly related to the sale of Pyxis
Corporation. In 1992, the net gain predominately related to the sale of Pyxis Corporation and SyStemix, Inc.

In 1993 and 1992, the Partnership realized losses from investment write-downs of $1,377,494 and $3,323,404, respectively. Investment write-downs in 1993 primarily related to equity investments in portfolio companies in the microelectronics, medical/biotechnology, and semiconductor industries. Realized losses in 1992 related to portfolio companies in the computer systems and software, and semiconductor industries.

In 1993, the Partnership recorded a change in fair value of secured notes receivable of $94,000 based upon the level of loan loss reserves deemed adequate by the Managing General Partners. The 1993 increase was primarily due to a reduction in the loan loss reserve resulting from the conversion of $557,400 in notes receivable to equity investments. A $138,391 decrease was recorded for the same period in 1992.

Total interest income earned was $678,097 and $552,241 in 1993 and 1992, respectively. The increase was primarily due to higher short-term investment interest from higher cash and cash equivalent balances resulting from the sale of Pyxis Corporation investments, partially offset by a decrease in notes receivable interest due to lower average outstanding balances on interest-bearing convertible and promissory notes.

Total operating expenses were $1,348,094 in 1993 compared to $1,443,027 in 1992. The decrease was primarily attributable to lower investment operations and computer services expenses due to an overall lower level of portfolio activities, partially offset by higher expenses related to efforts to increase investment returns for one portfolio company.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ------   -------------------------------------------

The financial statements of the Registrant are set forth in Item 14.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
- ------   ------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------

Registrant has reported no disagreements with its accountants on matters of accounting principles or practices or financial statement disclosure.

                               PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- -------  --------------------------------------------------

As a partnership, the Registrant has no directors or executive officers. The Management Committee is responsible for the management and administration of the Partnership. The members of the Management Committee consist of three individual general partners and a representative from each of Technology Funding Ltd., a California limited partnership ("TFL") and Technology
Funding Inc., a California corporation ("TFI"), a wholly-owned subsidiary of TFL. TFI and TFL are the Managing General Partners. Information concerning the ownership of TFL and the business experience of the key officers of TFI and the partners of TFL is incorporated by reference from the sections entitled "Management of the Partnership - The General Partners" and "Management of the Partnership - Key Personnel of the Managing
General Partners" in the Prospectus. Changes in this information that have occurred since the date of the Prospectus are included in the Technology Funding
Medical Partners I, L.P. Prospectus, as modified by
Cumulative Supplement No. 4 dated January 4, 1995, forming a part of the May 3, 1993, Pre-Effective
Amendment No. 3 to the Form N-2 Registration Statement
No. 33-54002 dated October 30, 1992 which is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION
- -------  ----------------------

As a partnership, the Registrant has no officers or directors. In 1994, the Partnership incurred $456,017 in management fees. The fees are designed to compensate the Managing General Partners for General Partner
Overhead incurred in performing management duties for the Partnership through December 31, 1994. General
Partner Overhead (as defined in the Partnership
Agreement) includes rent, utilities, and certain salaries and benefits paid by the Managing General
Partners. As compensation for their services, the individual general partners each receive $10,000 annually plus $1,000 for each attended meeting of the management committee. In 1994, $42,000 of such fees were paid.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
- -------  ---------------------------------------------------
MANAGEMENT
- ----------

Not applicable. No limited partner beneficially holds more than 5% of the aggregate number of Units held by all limited partners, and neither the Managing General
Partners nor any of their officers, directors or partners own any Units. The three individual general partners each own 20 Units. The General Partners control the affairs of the Partnership pursuant to the Partnership Agreement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- -------  ----------------------------------------------

The Registrant has engaged in no transactions with the Managing General Partners or their officers and partners other than as described above, in the notes to the financial statements, or in the Prospectus.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
- -------  -------------------------------------------------------
         FORM 8-K
         --------

        (a)  List of Documents filed as part of this Annual
Report on Form 10-K

             (1) Financial Statements - the following financial statements are filed as a part of this Report:

                  Independent Auditors' Report
                  Balance Sheets as of December 31, 1994
                    and 1993
                  Statements of Operations for the years
                    ended December 31, 1994, 1993 and 1992
                  Statements of Partners' Capital for the years
                    ended December 31, 1994, 1993 and 1992
                  Statements of Cash Flows for the years
                    ended December 31, 1994, 1993 and 1992
                  Notes to Financial Statements

             (2)  Financial Statement Schedules

All schedules have been omitted because they are not applicable or the required information is included in the financial statements or the notes thereto.

             (3)  Exhibits

Registrant's Amended and Restated Limited
Partnership Agreement (incorporated by
reference to Exhibit A to Registrant's
Prospectus dated February 24, 1989, included in Registration Statement No. 33-19201 filed pursuant to Rule 424(b) of the General Rules and Regulations under the Securities Act of
1933).

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed by the Registrant during the year ended December 31, 1994.

         (c) Financial Data Schedule for the year ended and as of December 31, 1994 (Exhibit 27).

                     INDEPENDENT AUDITORS' REPORT
                     ----------------------------

The Partners
Technology Funding Venture Partners IV, An Aggressive Growth
Fund, L.P.:


We have audited the accompanying balance sheets of Technology Funding Venture Partners IV, An Aggressive Growth Fund, L.P. (a Delaware limited partnership) as of December 31, 1994 and 1993, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of certain securities owned by correspondence with the individual investee companies and a physical examination of those securities held by a safeguarding agent as of December 31, 1994 and 1993. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Funding Venture Partners IV, An Aggressive Growth Fund, L.P. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1994 in conformity with generally accepted accounting principles.

As explained in Notes 1, 6 and 7, the financial statements include investments of $40,570,316 and $40,388,377 (106% and 93%
of partners' capital) as of December 31, 1994 and 1993, respectively, whose values, in certain circumstances, have been estimated by the Managing General Partners in the absence of readily ascertainable market values. We have reviewed the procedures used by the Managing General Partners in arriving at their estimate of value of such investments and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.





San Francisco, California                   KPMG Peat Marwick LLP
March 17, 1995

BALANCE SHEETS
- --------------

                                                 December 31,
                                           ----------------------
                                             1994          1993
                                             ----          ----

ASSETS

Investments:
  Equity investments (cost basis of
   $26,617,314 and $23,569,151 for 1994
   and 1993, respectively)               $40,329,977  40,136,069
  Notes receivable, net
    (cost basis of $289,339 and
    $306,308 for 1994 and 1993,
    respectively)                            240,339     252,308
                                          ----------  ----------

       Total investments                  40,570,316  40,388,377

Cash and cash equivalents                     10,501   3,072,847

Other assets                                  25,978      59,531
                                          ----------  ----------

       Total                             $40,606,795  43,520,755
                                          ==========  ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses    $    24,979      62,680

Due to related parties                        29,635      85,747

Short-term borrowings                      2,167,868          --

Other liabilities                             94,822      75,787
                                          ----------  ----------

    Total liabilities                      2,317,304     224,214

Commitments and subsequent events
  (Notes 3, 6 and 10)

Partners' capital:
  Limited Partners
   (Units outstanding of 400,000
    for both 1994 and 1993)               21,841,484  23,567,720
  Managing General Partners                2,784,344   3,215,903
  Net unrealized fair value increase
    (decrease) from cost:
    Equity investments                    13,712,663  16,566,918
    Notes receivable                         (49,000)    (54,000)
                                          ----------  ----------

    Total partners' capital               38,289,491  43,296,541
                                          ----------  ----------

      Total                              $40,606,795  43,520,755
                                          ==========  ==========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS
- ------------------------

                               For the Years Ended December 31,
                             ------------------------------------
                                1994          1993        1992
                                ----          ----        ----

Income:
  Notes receivable
   interest               $   271,361      318,130       406,706
  Short-term investments
   interest                    21,380      359,967       145,535
  Other income                  4,207          224         3,083
                           ----------   ----------    ----------

     Total income             296,948      678,321       555,324

Costs and expenses:
  Management fees             456,017      799,898       799,898
  Individual general partners'
   compensation                42,000       38,117        42,000
  Amortization of
   organizational costs         1,167        7,000         7,000
  Operating expenses:
    Investment operations     433,926      558,864       609,536
    Administrative and
      investor services       445,707      518,317       534,934
    Computer services         108,310      151,138       175,780
    Professional fees          89,419      119,775       122,777
    Interest expense           34,886           --            --
                           ----------   ----------    ----------

      Total operating
       expenses             1,112,248    1,348,094     1,443,027
                           ----------   ----------    ----------

  Total costs and expenses  1,611,432    2,193,109     2,291,925
                           ----------   ----------    ----------

Net operating loss         (1,314,484)  (1,514,788)   (1,736,601)

  Net realized loss
   from venture
   capital limited
   partnership investments         --      (15,402)      (25,726)
  Net realized gain from
   sale of investments             --   23,856,978    25,399,530
  Realized losses from
   investment write-downs    (843,311)  (1,377,494)   (3,323,404)
                           ----------   ----------    ----------

Net realized (loss) income (2,157,795)  20,949,294    20,313,799

Change in net unrealized
  fair value:
  Equity investments       (2,854,255)  (9,857,060)   14,857,889
  Notes receivable              5,000       94,000      (138,391)
                           ----------   ----------    ----------

Net (loss) income         $(5,007,050)  11,186,234    35,033,297
                           ==========   ==========    ==========

Net realized (loss)
 income per Unit          $        (4)          42            45
                           ==========   ==========    ==========

See accompanying notes to financial statements.

STATEMENTS OF PARTNERS' CAPITAL
- -------------------------------

For the years ended December 31, 1994, 1993 and 1992:

                                                   Net Unrealized Fair Value
                                                 Increase (Decrease) From Cost
                                                 -----------------------------
                                        Managing
                            Limited      General     Equity        Notes
                            Partners    Partners   Investments   Receivable   Total
                            --------    --------   -----------   ----------   -----


Partners' capital,
 December 31, 1991       $ 27,514,947     (45,720)  11,566,089     (9,609)  39,025,707

Net realized income        18,020,337   2,293,462           --         --   20,313,799

Distributions             (16,138,786) (1,295,163)          --         --  (17,433,949)

Change in net unrealized
 fair value:
  Equity investments               --          --   14,857,889         --   14,857,889
  Notes receivable                 --          --           --   (138,391)    (138,391)
                            ---------   ---------   ----------    -------   ----------

Partners' capital,
 December 31, 1992         29,396,498      952,579  26,423,978   (148,000)  56,625,055

Net realized income        16,759,435    4,189,859          --         --   20,949,294

Distributions             (22,588,213)  (1,926,535)         --         --  (24,514,748)

Change in net unrealized
 fair value:
  Equity investments               --           --  (9,857,060)        --   (9,857,060)
  Notes receivable                 --           --          --     94,000       94,000
                           ----------    ---------  ----------    -------   ----------

 Partners' capital,
 December 31, 1993         23,567,720    3,215,903  16,566,918    (54,000)  43,296,541

Net realized loss          (1,726,236)    (431,559)         --         --   (2,157,795)

Change in net unrealized
 fair value:
  Equity investments               --           --  (2,854,255)        --   (2,854,255)
  Notes receivable                 --           --          --      5,000        5,000
                           ----------    ---------  ----------    -------   ----------

Partners' capital,
 December 31, 1994        $21,841,484    2,784,344  13,712,663    (49,000)  38,289,491
                           ==========    =========  ==========    =======   ==========

See accompanying notes to financial statements.


STATEMENTS OF CASH FLOWS
- ------------------------


                                 For The Years Ended December 31,
                             ------------------------------------
                               1994           1993        1992
                               ----           ----        ----


Cash flows from operations:
  Interest received        $   127,524      458,175      264,947
  Cash paid to vendors        (267,943)    (434,341)    (287,617)
  Cash paid to related
   parties                  (1,349,828)  (1,748,793)  (1,993,493)
  Interest paid on short-
   term borrowings             (34,886)          --           --
                            ----------   ----------   ----------

    Net cash used by
     operations             (1,525,133)  (1,724,959)  (2,016,163)
                            ----------   ----------   ----------

Cash flows from investing
 activities:
  Notes receivable issued           --     (401,668)    (401,410)
  Purchase of equity
   investments              (3,758,976)  (3,410,622)  (5,138,015)
  Repayment of notes
   receivable                   24,766       67,345      911,443
  Proceeds from sale of
    investments                     --   24,421,558   27,554,494
  Distributions from venture
   capital limited
   partnership investments      29,129       38,399           --
                            ----------   ----------   ----------
    Net cash (used)
     provided by investing
     activities             (3,705,081)  20,715,012   22,926,512
                            ----------   ----------   ----------

Cash flows from financing
 activities:
  Proceeds from short-term
   borrowings, net           2,167,868           --           --
  Distributions to limited
   and General Partners             --  (30,715,623) (11,233,074)
                            ----------   ----------   ----------

  Net cash provided (used)
   by financing activities   2,167,868  (30,715,623) (11,233,074)
                            ----------   ----------   ----------

Net (decrease) increase in
 cash and cash equivalents  (3,062,346) (11,725,570)   9,677,275

Cash and cash equivalents
 at beginning of year        3,072,847   14,798,417    5,121,142
                            ----------   ----------   ----------

Cash and cash equivalents
 at end of year            $    10,501    3,072,847   14,798,417
                            ==========   ==========   ==========

See accompanying notes to financial statements.

- -----------------------------------


                               For the Years Ended December 31,
                           --------------------------------------
                               1994         1993          1992
                               ----         ----          ----



Reconciliation of net
 (loss) income to net cash
 used by operations:

Net income                 $(5,007,050)  11,186,234   35,033,297

Adjustments to reconcile
 net income to net cash
 used by operations:
  Net realized loss
   from venture capital
   limited partnership
   investments                      --       15,402       25,726
  Net realized gain from
   sale of investments              --  (23,856,978) (25,399,530)
  Realized losses from
   investment write-downs      843,311    1,377,494    3,323,404
  Change in net unrealized
   fair value:
     Equity investments      2,854,255    9,857,060  (14,857,889)
     Notes receivable           (5,000)     (94,000)     138,391
  Other, net                       667        4,418        6,375

Changes in:
  Accrued interest on
   notes receivable           (168,924)    (209,806)    (289,752)
  Accounts payable and
   accrued expenses            (37,701)      11,321       12,682
  Due to/from related
   parties                     (56,112)     (25,223)     (39,533)
  Other liabilities             19,035       31,899       43,888
  Other assets                  32,386      (22,780)     (13,222)
                            ----------   ----------   ----------

Net cash used by operations$(1,525,133)  (1,724,959)  (2,016,163)
                             =========   ==========   ==========

Non-cash investing activities:

Notes receivable and accrued
 interest converted to equity
 investments               $        --      557,400      183,683
                            ==========   ==========   ==========

Equity investments converted
 into notes receivable     $        --           --      557,400
                            ==========   ==========   ==========

Non-cash exercise of
 warrants                  $        --           --      269,712
                            ==========   ==========   ==========


See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
- -----------------------------

1.  Summary of Significant Accounting Policies
    ------------------------------------------

Organization
- ------------

Technology Funding Venture Partners IV, An Aggressive Growth Fund, L.P. (the "Partnership") is a limited partnership organized under the laws of the State of Delaware on December 4, 1986. The purpose of the Partnership is to make venture capital investments in new and developing companies. The Partnership elected to be a business development company under the Investment Company Act of 1940, as amended (the "Act"), and operates as a nondiversified investment company as that term is defined in the Act. The Managing General Partners are Technology Funding Ltd. ("TFL") and Technology Funding Inc. ("TFI"), a wholly-owned subsidiary of TFL. There are also three individual general partners.

For the period from December 4, 1986 through January 10, 1989, the Partnership was inactive. The Partnership's registration statement was declared effective by the Securities and Exchange Commission on November 14, 1988, and the Partnership commenced selling units of limited partnership interests ("Units") on January 10, 1989.

On February 16, 1989, the minimum number of Units required to commence Partnership operations (15,000) had been sold. On September 14, 1990, the offering terminated with 400,000 Units sold. The Partnership Agreement provides that the Partnership will continue until December 31, 1997, unless further extended for up to two additional two-year periods from such date if the Managing General Partners so determine or unless sooner dissolved.

Cash and Cash Equivalents
- -------------------------

Cash and cash equivalents are principally comprised of cash invested in demand accounts and money market instruments and are stated at cost plus accrued interest. The Partnership considers all money market and short-term investments with an original maturity of three months or less to be cash equivalents.

Organizational Costs
- --------------------

Organizational costs of $35,000 are amortized over 60 months, using the straight-line method.

Provision for Income Taxes
- --------------------------

No provision for income taxes has been made by the Partnership, as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

Since the accompanying financial statements are prepared using generally accepted accounting principles which may not equate to tax accounting, the Partnership's total tax basis in investments was higher than the reported total cost basis of $26,906,653 by $2,333,376 as of December 31, 1994.

Net Realized Income (Loss) Per Unit
- -----------------------------------

Net realized income (loss) per Unit is calculated by dividing the number of Units outstanding (400,000) as of December 31, 1994, 1993 and 1992 into the total net realized income (loss) allocated to the Limited Partners. The Managing General Partners contributed an amount equal to 0.1% of total limited partner capital contributions and did not receive any Partnership Units.

Investments:
- -----------

The Partnership's method of accounting for investments, in accordance with generally accepted accounting principles, is the fair value basis used for investment companies. The fair value of Partnership investments is their initial cost basis with changes as noted below:

     Equity Investments
     ------------------

The fair value for publicly-traded equity investments (marketable equity securities) is based upon the five day average closing sales price or bid/ask price that is available on a national securities exchange or over-the-counter market. Certain publicly-traded equity investments may not be marketable due to selling restrictions. For publicly-traded equity investments with selling restrictions, an illiquidity discount of 25% is applied when determining fair value. Sales of equity investments are recorded on the trade date. The basis on which cost is determined in computing realized gains or losses is generally specific identification.

Other equity investments, which are not publicly traded, are generally valued utilizing pricing obtained from the most recent round of third-party financings. Valuation is determined quarterly by the Managing General Partners. Included in equity investments are convertible or subordinated notes receivable as repayment of these notes may occur through conversion into equity investments.

Venture capital limited partnership investments are initially recorded at cost and reduced for distributions that are a return of capital. Distributions from limited partnership cumulative earnings are reflected as realized gains by the Partnership.

Equity and venture capital limited partnership investments with temporary changes in fair value result in increases or decreases to the unrealized fair value of equity investments. The cost basis does not change. In the case of an other than temporary decline below cost basis, an appropriate reduction in the cost basis is recognized as a realized loss with the fair value being adjusted to match the new cost basis. Adjustments to fair value basis are reflected as "Change in net unrealized fair value of equity investments." Cost basis adjustments are reflected as "Realized losses from investment write-downs" or "Net realized gain (loss) from venture capital limited partnership investments" in the Statements of Operations.

     Notes Receivable, Net
     ---------------------

The notes receivable portfolio includes accrued interest less the discount related to warrants and the allowance for loan losses. The portfolio approximates fair value through inclusion of an allowance for loan losses. Allowance for loan losses is reviewed quarterly by the Managing General Partners and is adjusted to a level deemed adequate to cover possible losses inherent in notes and unfunded commitments. Notes receivable are placed on nonaccrual status when, in the opinion of the Managing General Partners, the future collectibility of interest or principal is in doubt.

In conjunction with the notes granted to portfolio companies, the Partnership has received warrants to purchase certain shares of capital stock of the borrowing companies. The cost basis of the warrants and the resulting discount has been estimated by the Managing General Partners to be 1% of the principal balance of the original notes made to the borrowing companies. The discount is amortized to interest income on a straight-line basis over the term of the loan. Warrants received in conjunction with convertible notes are not assigned any additional costs. These warrants are included in the equity investment portfolio.

Nonrefundable fees received in connection with loan fundings are deferred and amortized to interest income over the contractual life of the loan using the effective interest method or the straight-line method if it is not materially different. Direct loan origination costs mainly consist of third-party costs and generally are reimbursed by portfolio companies.

2.  Change in Net Unrealized Fair Value of Equity Investments
    ---------------------------------------------------------

In accordance with the accounting policy as stated in Note 1, the Statements of Operations include a line item entitled "Change in net unrealized fair value of equity investments." The table below discloses details of the changes:


                              For the Years Ended December 31,
                              --------------------------------
                               1994           1993       1992
                               ----           ----       ----

Increase in fair value
 from cost of marketable
 equity securities         $ 1,592,683    5,990,109   20,333,380

Increase in fair value
 from cost of non-marketable
 equity securities          12,119,980   10,576,809    6,090,598
                            ----------   ----------   ----------

  Net unrealized fair
   value increase from
   cost at end of year      13,712,663   16,566,918   26,423,978
  Net unrealized fair
   value increase
   from cost at
   beginning of year        16,566,918   26,423,978   11,566,089
                            ----------   ----------   ----------

Change in net unrealized
 fair value of equity
 investments               $(2,854,255)  (9,857,060)  14,857,889
                            ==========   ==========   ==========

3.  Related Party Transactions
    --------------------------

Included in costs and expenses are related party costs as follows:


                              For the Years Ended December 31,
                            -------------------------------------
                             1994           1993            1992
                             ----           ----            ----


Management fees            $456,017       799,898        799,898
Individual general
 partners' compensation      42,000        38,117         42,000
Amortization of organi-
 zational costs               1,167         7,000          7,000
Reimbursable operating
 expenses:
  Investment operations     398,855       419,522        590,191
  Administrative and
   investor services        288,534       314,895        346,183
  Computer services         108,310       151,138        175,688


Management fees are equal to two percent for the third, fourth, and fifth years of Partnership operations, and one quarter of one percent of the fair value of Partnership assets for each quarter in the sixth and subsequent years. The Partnership's sixth year began in mid-February 1994. Management fees compensate the Managing General Partners solely for General Partner Overhead (as defined in the Partnership Agreement) incurred in supervising the operation and management of the Partnership and the Partnership's investments. Management fees due to the Managing General Partners were $32,970 and $66,658 at December 31, 1994 and 1993, respectively.

As compensation for their services, each of the individual general partners receive $10,000 annually plus $1,000 for each attended meeting of the Management Committee. In 1994, 1993, and 1992, $42,000, $38,117 and $42,000, respectively, of such fees were incurred and paid. The three individual general partners each own 20 Units.

The Partnership reimburses the Managing General Partners for operating expenses incurred by them in connection with the business of the Partnership. Reimbursable operating expenses include all expenses other than Organizational and Offering Expenses and General Partner Overhead. At December 31, 1994, there were $3,335 due from related parties compared to $19,089 due to related parties at December 31, 1993.

Under the terms of a computer service agreement, the Partnership recognized charges from Technology Administrative Management, a division of TFL, for its share of computer support costs. These amounts are included in computer services expense.

4.  Financing of Partnership Operations
    -----------------------------------

The Managing General Partners expect cash received from the liquidation of Partnership investments and the collection of notes receivable will provide the necessary liquidity to service Partnership debt and fund Partnership operations. Until such future proceeds are received, the Partnership may be dependent upon the financial support of the Managing General Partners to fund operations. The Managing General Partners have committed to support the Partnership's working capital requirements through advances as necessary.

5.  Allocation of Profits and Losses
    --------------------------------

Net realized profit and loss of the Partnership are allocated based on the beginning of year partners' capital balances as follows:

(a).  Profits:

(i) First, to those partners with deficit capital account balances until such deficits have been eliminated;

(ii) Second, to the partners as necessary to offset the net loss and sales commissions previously allocated under (b)(ii) below; then

(iii)75% to the Limited Partners as a group in proportion to the number of Units held, 5% to the Limited Partners in proportion to the Unit Months of each Limited Partner, and 20% to the Managing
General Partners.

(b).  Losses:

(i) First, to the partners as necessary to offset the net profits previously allocated to the partners under (a)(iii) above; then

(ii) 99% to the Limited Partners and 1% to the Managing
General Partners.

Losses allocable to Limited Partners in excess of their capital account balances will be allocated to the Managing General Partners, with net profits thereafter otherwise allocable to those Limited Partners being allocated to the Managing General Partners to the extent of such losses.

Losses from unaffiliated venture capital limited partnership investments are allocated pursuant to section (b) above. Gains are allocated first to offset previously allocated losses pursuant to (b)(i) above, and then 99% to the Limited Partners and 1% to the Managing General Partners.

Beginning in 1992, a portion of the net realized profit was allocated 80% to the Limited Partners and 20% to the General Partners pursuant to (a)(iii) above as all previously allocated net realized loss and sales commissions had been offset by profit.

6.  Equity Investments
    ------------------

At December 31, 1994 and 1993, equity investments consisted of:





                                        Original    December 31, 1994     December 31, 1993
                                        Principal   -----------------     -----------------
                            Investment  Amount or    Cost      Fair       Cost       Fair
Industry/Company  Position     Date      Shares      Basis     Value      Basis      Value
- ----------------  --------     ----      ------      -----     -----      -----      -----


Communications
- --------------
Coded              Common
 Communications    shares     04/93      145,454 $   396,000    171,781    396,000    672,725
 Corporation
Coded              Common
 Communications    share
 Corporation       warrants
                   at $3.16;
                   expiring
                   04/95      04/93      145,454       4,000          0      4,000    204,545
Terrapin, Inc.     Series A
                   Preferred
                   shares     06/92    1,107,340          --         --    869,263    506,500
Terrapin, Inc.     Convertible
                   secured
                   note (1)   06/92      $50,000          --         --     54,201     54,201
Terrapin, Inc.     Convertible
                   secured
                   note (1)   07/92      $50,000          --         --     54,201     54,201
Unitech Telecom,   Convertible
 Inc.              note (1)   05/94     $100,000     106,040    106,040         --         --
Unitech Telecom,   Common
 Inc.              share
                   warrants
                   at $2.75;
                   expiring
                   05/99      05/94       36,364           0          0         --         --



Computer Systems and Software
- -----------------------------
Ascent Logic       Common
 Corporation       share
                   warrants
                   at $.94;
                   expiring
                   03/97      03/92       31,915       2,500          0      2,500      2,500
Ascent Logic       Series C
 Corporation       Preferred
                   shares     10/92      106,383      99,000     37,234     99,000     99,000
Ascent Logic       Series D
 Corporation       Preferred
                   share
                   warrants
                   at $.35;
                   expiring
                   01/95      10/92      142,857       1,000          0      1,000      1,000
Multiport, Inc.    Series A
                   Preferred  05/93 -
                   shares     08/93    2,440,000     797,400  2,629,636    797,400          0
Quintar            Series A
 Corporation       Convertible
                   Preferred
                   shares     11/89    1,200,000   1,200,000  1,800,000  1,200,000  1,200,000
Quintar            Convertible
 Corporation       secured
                   note (1)   10/93     $500,000     554,201    554,201    508,334    508,334
Quintar            Common
 Corporation       share
                   warrants
                   at $1.00;
                   expiring
                   10/98      10/93      145,000           0     72,500          0          0
Reflection         Convertible
 Technology, Inc.  note (1)   08/90   $1,000,000          --         --  1,052,083  1,052,083
Reflection         Redeemable
 Technology, Inc.  convertible
                   Series D
                   Preferred
                   shares     07/91      108,695          --         --    124,999    124,999
Reflection         Redeemable
 Technology, Inc.  convertible
                   Series D
                   Preferred
                   shares     07/92      108,695          --         --    124,999    124,999
Reflection         Redeemable
 Technology, Inc.  convertible
                   Series D
                   Preferred
                   shares     07/93      108,695          --         --    125,000    125,000
Reflection         Series F
 Technology, Inc.  Preferred
                   shares     01/94       28,572      50,001     60,001         --         --
Reflection         Common
 Technology, Inc.  shares     05/94       19,567      22,502     41,091         --         --
Reflection         Series D
 Technology, Inc.  Preferred
                   shares     11/94      869,565   1,000,000  1,826,086         --         --
Reflection         Series G
 Technology, Inc.  Preferred
                   shares     11/94      172,877     312,500    363,041         --         --
Reflection         Series D
 Technology, Inc.  Preferred
                   shares     11/94      163,043     187,498    342,391         --         --
Velocity           Convertible
 Incorporated      note (1)   09/93     $125,000          --         --    128,472    128,472
Velocity           Warrants
 Incorporated      for common
                   shares at
                   $.25;
                   expiring
                   09/98      09/93       50,000          --         --          0          0
Velocity           Convertible
 Incorporated      note (1)   11/93      $62,500          --         --     63,490     63,490
Velocity           Warrants
 Incorporated      for common
                   shares at
                   $.25;
                   expiring
                   11/98      11/93       25,000          --         --          0          0
Velocity           Convertible
 Incorporated      note (1)   12/93      $62,500          --         --     62,920     62,920
Velocity           Warrants
 Incorporated      for common
                   shares at
                   $.25;
                   expiring
                   12/98      12/93       25,000          --         --          0          0
Velocity           Series A
 Incorporated      Preferred
                   shares     10/94    6,286,325   1,034,337  1,034,337         --         --

Environmental
- -------------
SunPower           Series A
 Corporation       Preferred
                   shares     09/90      210,000     210,000    323,400    210,000    323,400
SunPower           Series B
 Corporation       Redeemable
                   Preferred
                   shares     06/91      420,000     457,800    646,800    457,800    646,800
SunPower           Series B
 Corporation       Preferred
                   warrant
                   at $1.09;
                   expiring
                   03/95      01/92      114,679           0     51,606          0     51,606
SunPower           Series B
 Corporation       Preferred
                   share
                   warrant
                   at $1.09;
                   expiring
                   08/95      07/92       22,935           0     10,321          0     10,321
SunPower           Series B1
 Corporation       Preferred
                   shares     06/93      270,000     337,500    415,800    337,500    415,800
SunPower           Series C
 Corporation       Preferred
                   shares     06/93       32,468      50,001     50,001     50,001     50,001
SunPower           Convertible
 Corporation       note (1)   09/94      $25,000         425        425         --         --
SunPower           Series D
 Corporation       Preferred
                   shares     11/94       81,169     123,750    123,750         --         --
SunPower           Series D
 Corporation       Preferred
                   share warrants
                   at $1.54;
                   expiring
                   11/96      11/94       81,169       1,250      1,250         --         --
Thermatrix, Inc.   Series B
                   Preferred
                   shares     04/91    1,756,204   1,318,453  4,390,510  1,318,453  4,390,510
Thermatrix, Inc.   Common
                   shares     04/91          387         347        968        347        968
Thermatrix, Inc.   Series B
                   Preferred
                   shares     12/92    1,272,967   1,272,967  3,182,418  1,272,967  3,182,418
Thermatrix, Inc.   Common
                   shares     07/94          120          30        300         --         --
Thermatrix, Inc.   Series D
                   Preferred
                   shares     11/94      323,120     807,800    807,800         --         --

Medical/Biotechnology
- ---------------------
Biex, Inc.         Series A
                   Preferred
                   shares     07/93      128,205      83,333    128,205     83,333     83,333
Biex, Inc.         Series B
                   Preferred
                   shares     10/94       63,907      63,907     63,907         --         --
Biex, Inc.         Series B
                   Preferred
                   share
                   warrants at
                   $1.00;
                   expiring
                   10/97      10/94       23,540           8          0         --         --
Cardiometrics,     Series A
 Incorporated      Preferred
                   shares     10/90      654,003     657,759  3,270,020    657,759  2,616,016
Cardiometrics,     Common
 Incorporated      shares     10/90      119,886   1,543,221    599,430  1,543,221    479,544
Cardiometrics,     Series A
 Incorporated      Preferred
                   shares     02/91      318,992     318,992  1,594,960    318,992  1,275,968
Cardiometrics,     Series B
 Incorporated      Preferred
                   shares     03/92       36,444     145,778    182,220    145,778    145,778
CV Therapeutics,   Series D
 Inc.              Preferred
                   shares     03/94      312,500     625,000    625,000         --         --
Everest & Jennings Common
 International     shares     01/94      592,720     637,519    318,883         --         --
 Ltd.
InnerDyne, Inc.    Common
                   shares     12/92        4,606      18,424     16,351          0          0
Intelliwire, Inc.  Common
                   shares     02/93        8,715         436     12,027        436        436
Intelliwire, Inc.  Series A
                   Preferred
                   shares     02/93        4,358       2,179      6,014      2,179      2,179
Medical Composite  Series C
 Technology, Inc.  Preferred
                   shares     03/92      153,846          --         --    500,000    500,000
Medical Composite  Convertible 01/93 -
 Technology, Inc.  notes (1)  07/93     $127,172          --         --    137,190    137,190
Medical Composite  Series C
 Technology, Inc.  Preferred
                   share
                   warrants
                   at $3.25;
                   expiring
                   01/98 -    01/93 -
                   07/98      07/93        9,781          --         --          0          0
Molecular          Series B
 Geriatrics, Inc.  Preferred
                   shares     09/93      250,000     125,000    125,000    125,000    125,000
Oculon Corporation Series II
                   Senior
                   Preferred
                   shares     06/92      400,000           0          0    350,000    350,000
Oculon Corporation Series III
                   Senior
                   Preferred
                   shares     01/94      106,796           0          0         --         --
Physiometrix,      Series B
 Inc.              & C
                   Preferred  05/92 &
                   shares     05/93      180,125          --         --    375,002          0
Physiometrix,      Warrants
 Inc.              for common
                   shares at
                   $1,750;
                   expiring
                   06/97      06/92           16           0          0      2,500          0
Physiometrix,      Common     01/94-
 Inc.              shares     05/94          338     375,054      1,680         --         --
Physiometrix       Series D
 Inc.              Preferred  01/94 &
                   shares     02/94      338,150     114,971  1,690,750         --         --
RedCell, Inc.      Funds held
                   in escrow for
                   Series B
                   Preferred
                   shares     12/94      132,979     125,000    125,000         --         --
SyStemix, Inc.     Common     1991-
                   shares     1992       133,972   1,013,068  2,314,366  1,013,068  2,411,557

Microelectronics
- ----------------
Aprex Corporation  Series D
                   Preferred
                   shares     12/90       30,000       7,559      7,559     30,000     30,000
Aprex Corporation  Series E
                   Preferred
                   shares     12/91       18,750       4,724      4,724     18,750     18,750
Aprex Corporation  Common
                   shares     08/92        3,500           0          0          0      3,500
Aprex Corporation  Common
                   shares     08/93       10,743           0          0     10,743     10,743
Aprex Corporation  Series F
                   Preferred  08/93-
                   shares     09/93      427,500     107,717    107,717    427,500    427,500
KOR Electronics    Series C
                   Convertible
                   Preferred
                   shares     11/89      177,778     100,000     62,222    100,000     62,222
KOR Electronics    Common
                   share
                   warrants at
                   $.35; expiration
                   date being
                   negotiated 11/89      360,000           0          0          0          0
KOR Electronics    Convertible
                   secured
                   note (1) and
                   1,208,570
                   Common share
                   warrants at
                   $.35;
                   expiring
                   12/95-
                   08/99      11/89     $900,000     722,368    722,368    722,388    722,388
KOR Electronics    Series D
                   Preferred
                   shares     02/91    1,285,714     450,000    450,000    450,000    450,000
KOR Electronics    Convertible
                   secured
                   note (1)   10/92     $100,000          --         --    108,808    108,808
KOR Electronics    Convertible
                   secured
                   note (1)   04/93     $250,000          --         --    262,008    262,008
KOR Electronics    Convertible
                   note (1)   09/93     $100,000          --         --    102,353    102,353
KOR Electronics    Common
                   shares     01/94      670,036     869,263    506,500         --         --
KOR Electronics    Series E
                   Preferred
                   shares     01/94    1,130,390   1,130,390    847,793         --         --
KOR Electronics    Series E
                   Preferred
                   share
                   warrants
                   at $1.00;
                   expiring
                   01/98      01/94       55,000           0          0         --         --

Pharmaceuticals
- ---------------
Shaman             Common
 Pharmaceuticals,  shares     01/93    1,245,194   3,446,739  3,924,237  3,446,739 12,118,278
 Inc.

Retail/Consumer Products
- ------------------------
Yes! Entertain-    Series B
 ment Corporation  Preferred
                   shares     01/93      900,000     600,000    450,000    600,000  1,035,000

Semiconductor
- -------------
AG Processing      Common
 Technologies      shares     12/91      343,906   1,187,039    790,984  1,187,039    790,984
 Inc.
IBIS Technology    Class B
 Corp.             Preferred  08/89 &
                   shares     06/91        7,548          --         --     45,892     45,892
IBIS Technology    Class C
 Corp.             Preferred
                   shares     03/92       20,371          --         --     55,001     55,001
IBIS Technology    Common
 Corp.             shares     05/94       46,718     100,893     89,372         --         --

Venture Capital Limited Partnership Investments
- -----------------------------------------------
El Dorado          Ltd.
 Ventures III      Partnership
                   interests  various  $137,500       99,960    120,320     79,089     79,365
Medical Science    Ltd.
 Partners          Partnership
                   interests  various  $500,000      444,109    644,888    444,109    602,004
Newtek Ventures II Ltd.
                   Partnership
                   interests  various  $683,764      578,625    772,853    488,625    513,909
Onset Enterprises  Ltd.
 Associates        partnership
                   interests  various  $420,000      373,951    489,335    253,951    309,224
Utah Ventures      Ltd.
                   Partnership
                   interests  various  $250,000      197,026    221,604    166,768    204,346
                                                  ---------- ---------- ---------- ----------

Total equity investments                         $26,617,314 40,329,977 23,569,151 40,136,069
                                                  ========== ========== ========== ==========

- --  No investment held at end of period.
0   Investment active with a carrying value or fair value of zero.
(1) Convertible secured and convertible notes include accrued interest.
    Interest rates on convertible notes range from 8% to 12.5%.






Marketable Equity Securities
- ----------------------------

At December 31, 1994 and 1993, marketable equity securities had aggregate costs of $3,238,190 and $2,252,298, respectively, and aggregate market values of $4,830,873 and $8,242,407, respectively. The net unrealized gain at December 31, 1994 and 1993 included gross gains of $2,153,132 and $5,990,109, respectively.

Aprex Corporation
- -----------------

Based on the Managing General Partners' opinion, there has been a decline in the Partnership's investment value. Accordingly, a write-down of $366,993 was recorded in late 1994.

Biex, Inc.
- ----------

In October 1994, the Partnership purchased 63,907 Series B Preferred shares in the company at a total cost of $63,907. The purchase price consisted of $31,395 in cash and the conversion of a note issued in June 1994, including interest, of $32,512. The Partnership also received warrants to purchase 23,540 Series B Preferred shares at an exercise price of $1.00 per share. The pricing of the Series B financing in which other investors participated indicated an increase in fair value of $44,872 for the Partnership's existing investments.

Cardiometrics, Incorporated
- ---------------------------

During the fourth quarter of 1994, the company had a new round of financing in which the Partnership did not participate. The pricing of this round which included new investors indicated a fair value increase of $1,129,324 for the Partnership's existing investment.

CV Therapeutics, Inc.
- ---------------------

In March 1994, the Partnership invested in CV Therapeutics, Inc. by purchasing 312,500 Series D Preferred shares at a total cost of $625,000.

Everest & Jennings International Ltd./Medical Composite
- --------------------------------------------------------
Technology, Inc.
- ----------------

In January 1994, Medical Composite Technology, Inc. ("MCT") was acquired by Everest & Jennings International Ltd. ("E & J"). The Partnership's Series C Preferred shares in MCT as well as convertible notes including accrued interest were exchanged for 592,720 shares of unrestricted E & J common stock while the warrants for the Series C Preferred shares were canceled. The Partnership recorded a decrease in fair value of $318,636 to reflect the market value at December 31, 1994.

IBIS Technology, Inc.
- ---------------------

In May 1994, IBIS Technology, Inc. completed its initial public offering. As a result, the Partnership's preferred stock holdings were converted into 46,718 shares of unrestricted common stock. The Partnership recorded a decrease in fair value of $11,521 to reflect the market value at December 31, 1994.

KOR Electronics/Terrapin, Inc.
- ------------------------------

In January 1994, KOR acquired Terrapin, Inc. The Partnership received 670,036 common shares of KOR in exchange for its Terrapin, Inc. Series A Preferred shares. In addition, the Partnership invested $550,000 and converted Terrapin and KOR convertible secured notes and interest, net of repayments, totaling $580,390 for 1,130,390 Series E Preferred shares of KOR. These transactions were recorded at cost.

In late 1994, the Partnership recorded a fair value decrease of $282,597 pursuant to the conversion agreement to reflect a downward adjustment in Series E Preferred price per share. The agreement provided for a downward adjustment in Series E Preferred price per share if another financing round had not taken place by year end.

Multiport, Inc.
- ---------------

In May 1994, Multiport, Inc. and the Partnership entered into an agreement with a third party to sell the assets of Multiport, Inc. The company will receive a stream of payments beginning May 1995 through July 1997. The year end estimated fair value of $2,629,636 represents the present value of the net proceeds to be received.

Oculon Corporation
- ------------------

In late 1994, the company suspended its clinical trials due to unexpected negative test results on its lead compound. As a result of this outcome, the Managing General Partners have determined that there has been a decline in value of the Partnership's investment.
Accordingly, the Partnership has written off its investment of $460,000 of which $350,000 was outstanding as of January 1, 1994.

Physiometrix, Incorporated
- --------------------------

In January 1994, the company had a 1,000 to 1 reverse stock split followed by a conversion of its preferred shares to common shares. During the six months ended June 30, 1994, the Partnership's existing preferred share holdings were converted to 182 common shares and the Partnership purchased an additional 156 common shares from other investors at a nominal price. The Partnership's common warrants were written off due to a decline in value. In early 1994, the Partnership participated in an equity financing by purchasing 338,150 Series D Preferred shares at a total cost of $114,971.

In June 1994, the company had a Series E Preferred round of equity financing in which the Partnership did not participate. The pricing of this round indicated a change in fair value increase of $1,579,907 for the Partnership's existing investment.

Quintar Corporation
- -------------------

In October 1994, the company had a new round of equity financing in which the Partnership did not participate. This round of financing resulted in a $672,500 increase in fair value for the Partnership's existing investment.

RedCell, Inc.
- -------------

In December 1994, the Partnership deposited $125,000 into an escrow fund to purchase 132,979 Series B Preferred shares upon the final close of the financing round, which occurred in late February 1995.

Reflection Technology, Inc.
- ---------------------------

In January 1994, the Partnership made an additional investment by purchasing 28,572 Series F Preferred shares at a total cost of $50,001. In May 1994, the Partnership cash exercised a warrant for $22,502 and received 19,567 shares of common stock. Related to a Series G Preferred share round of financing with a new investor at $2.10 per share in November 1994, the Partnership converted its existing $1,000,000 convertible note into 869,565 Series D Preferred shares at $1.15 per share and received 59,523 Series G Preferred shares at $2.10 per share in lieu of interest totaling $125,000. In addition, half of the existing redeemable convertible Series D Preferred shares (with investment dates of July 1991, 1992, and 1993) were converted into 113,354 Series G Preferred shares while the remaining half was exchanged for 163,043 newly issued Series D Preferred shares.

The Series G round of financing resulted in an increase in the fair value of $1,060,109 for the Partnership's investments.

Shaman Pharmaceuticals, Inc.
- ----------------------------

At December 31, 1994, the fair value of this investment decreased to $3,924,237. The fair value reflected a 25% discount on shares which were restricted. The Managing General Partners continue to believe the company is capable of a higher future value and, subsequent to year end, purchased 340,833 common shares in a private transaction for $1,363,332. The purchase price was financed by a two-year promissory note from the seller.

SunPower Corporation
- --------------------

In September 1994, the Partnership issued a convertible note of $25,000 to SunPower Corporation. Subsequently, in November 1994, the Partnership purchased 81,169 Series D Preferred shares at a total cost of $123,750, which consisted of $100,000 in cash and the conversion of the September 1994 note principal (interest will be repaid by the company). The Partnership also received warrants to purchase 81,169 Series D Preferred shares at $1.54 per share, expiring November 1996. The Partnership's existing investment fair value did not change as a result of the November 1994 purchase as the price per share remained unchanged.

Thermatrix, Inc.
- ----------------

In August and September 1994, the Partnership issued convertible notes totaling $395,800 to Thermatrix, Inc. Then in November 1994, the Partnership converted these notes, including interest, and paid $405,333 in cash to receive 323,120 Series D Preferred shares for a total cost of $807,800. The Partnership's existing investment fair value did not change as a result of the November 1994 purchase as the price per share remained unchanged.

Unitech Telecom, Inc.
- ---------------------

In May 1994, the Partnership issued a $100,000 convertible note receivable to the company. As a result of this transaction, the Partnership received warrants to purchase 36,364 common shares at an exercise price of $2.75 per share, expiring in May 1999.

Velocity Incorporated
- ---------------------

During the first nine months of 1994, the Partnership issued $250,000 in convertible notes to the company and received various warrants to purchase common shares of the company. Then, in late 1994, the Partnership made an additional $500,000 investment. This investment, together with all the existing convertible notes, including interest, were used to purchase 6,286,325 Series A Preferred shares with a total cost basis of $1,034,337. All existing warrants were canceled as part of the conversion.

YES! Entertainment
- ------------------

In May 1994, the company had a new round of equity financing in which the Partnership did not participate. The investment fair value has been adjusted to reflect the valuation from this round of financing.

Venture Capital Limited Partnership Investments
- -----------------------------------------------

The Partnership recorded a cost basis increase of $261,129 in venture capital limited partnership investments in 1994. The increase consisted of additional contributions of $322,500, partially offset by cash distributions of $29,129 and stock distributions of $32,242. The Partnership also recorded a fair value increase of $540,152 based on the above transactions and a net increase in the fair value of the underlying investments of certain venture capital limited partnerships.

Other Equity Investments
- ------------------------

Other significant changes during the year ended December 31, 1994 reflected above relate to market value fluctuations and the elimination of a discount relating to selling restrictions for publicly-traded portfolio companies.

7.  Notes Receivable, Net
    ---------------------

At December 31, 1994 and 1993, notes receivable consisted of:

                                              1994         1993
                                              ----         ----
Notes receivable                             $276,918    301,684
Accrued interest                               13,713      6,416
Unamortized discount related to warrants       (1,292)    (1,792)
                                              -------    -------
  Total notes receivable,
   net (cost basis)                           289,339    306,308

Allowance for loan losses                     (49,000)   (54,000)
                                              -------    -------

  Total notes receivable,
   net (fair value)                          $240,339    252,308
                                              =======    =======


Changes in the allowance for loan losses were as follows:



                                             1994          1993
                                             ----          ----

Balance, beginning of year                $ 54,000       148,000
                                           -------       -------

(Decrease) increase in
  provision for loan losses                 (5,000)        6,000

Notes receivable write-downs:
  Computer systems and software                 --      (100,000)
                                           -------       -------

Change in net unrealized fair value of
 notes receivable                           (5,000)      (94,000)
                                           -------       -------

Balance, end of year                      $ 49,000        54,000
                                           =======       =======


The increase (decrease) in provision for loan losses is generally comprised of realized loan losses, net of recognized recoveries, and a change in net unrealized fair value based upon the level of loan loss reserves deemed adequate by the Managing General Partners at the respective year ends.

The allowance for loan losses is adjusted based upon changes to the portfolio size and risk profile. Although the allowance for loan losses is established by evaluating individual debtor repayment ability, the allowance represents the Managing General Partners' assessment of the portfolio as a whole.

Interest rates on secured notes receivable at December 31, 1994 ranged from 10% to 12.5%.

The scheduled principal repayments remaining are:


                 Year Ending                      Principal
                 December 31,                     Repayments
                 -----------                      ----------
                   1995                            $230,464
                   1996                              32,491
                   1997                              13,963
                                                    -------

                   Total                           $276,918
                                                    =======


8.  Cash and Cash Equivalents
    -------------------------

Cash and cash equivalents at December 31, 1994 and 1993 consisted of:


                                             1994          1993
                                             ----          ----

Demand accounts                            $ 2,923         64,691
Money-market accounts                        7,578      3,008,156
                                            ------      ---------
  Total                                    $10,501      3,072,847
                                            ======      =========

9.  Short-Term Borrowings
    ---------------------

The Partnership has borrowing accounts with two financial institutions. At December 31, 1994, the borrowing capacity of these accounts, which fluctuate based on collateral value, totaled $3,164,565. The outstanding balance at December 31, 1994 was $2,167,868. The maximum and weighted-average amounts outstanding during 1994 were $2,633,000 and $558,294, respectively. The interest rates for the two accounts at December 31, 1994 were 8% and 9%. In 1994, the weighted-average interest rate was 6.24%; interest expense of $34,886 was recorded. The Partnership's investments in Shaman Pharmaceuticals, Inc. and Systemix, Inc. are pledged as collateral.

10. Commitments
    -----------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At December 31, 1994, the Partnership has unfunded commitments as follows:


Type
- ----

Equity financings                                   $175,000
Venture capital limited partnership investments      368,650
Accounts receivable lines of credit                  185,000
                                                     -------

      Total                                         $728,650
                                                     =======


The Partnership uses the same credit policies in making these commitments and conditional obligations as it does for on-balance-sheet instruments. Commitments to extend financing are agreements to lend to a company as long as there are no violations of any conditions established in the contract. The credit lines generally have fixed termination dates or other termination clauses. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

                              SIGNATURES
                              ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         TECHNOLOGY FUNDING VENTURE PARTNERS IV,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  March 17, 1995    By:       /s/Frank R. Pope
                              ----------------------------------
                                 Frank R. Pope
                                 Executive Vice President and
                                 Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature           Capacity               Date
          ---------           --------               ----

   /s/Charles R. Kokesh       President, Chief     March 17, 1995
- ------------------------      Executive Officer
Charles R. Kokesh             and Chairman of
                              Technology Funding Inc.
                              and Managing General
                              Partner of Technology
                              Funding Ltd.

   /s/Frank R. Pope           Executive Vice       March 17, 1995
- ------------------------      President, Chief
Frank R. Pope                 Financial Officer,
                              Secretary and a
                              Director of Technology
                              Funding Inc. and a
                              General Partner of
                              Technology Funding Ltd.

   /s/Gregory T. George       Group Vice President March 17, 1995
- --------------------------    of Technology Funding
Gregory T. George             Inc. and a General
                              Partner of Technology
                              Funding Ltd.


The above represents a majority of the Board of Directors of Technology Funding Inc. and a majority of the General Partners of Technology Funding Ltd.