Form 10-Q
period 1995-03-31
TECHNOLOGY FUNDING VENTURE PARTNERS IV
filed 1995-05-12
CIK 826595

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the period ended March 31, 1995

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

            For the transition period from N/A to N/A
                                           ---    ---

                      Commission File No. 814-55

TECHNOLOGY FUNDING VENTURE PARTNERS IV, AN AGGRESSIVE GROWTH FUND, L.P.
- -----------------------------------------------------------------------
         (Exact name of Registrant as specified in its charter)

          Delaware                         94-3054600
 ------------------------------     ---------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)

2000 Alameda de las Pulgas, Suite 250
San Mateo, California                                            94403
- -------------------------------------                        ---------
(Address of principal executive offices)                     (Zip Code)

                              (415) 345-2200
             --------------------------------------------------
            (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              ---   ---
No active market for the units of limited partnership interests ("Units") exists, and therefore the market value of such Units cannot be determined.

I.       FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
- --------------

                                         (unaudited)
                                          March 31,        December 31,
                                            1995               1994
                                            ----               ----
ASSETS

Investments:
 Equity investments (cost basis
  of $28,392,691 and $26,617,314 for
  1995 and 1994, respectively)          $40,997,257         40,329,977
 Notes receivable, net
  (cost basis of $223,619 and
  $289,339 for 1995 and 1994,
  respectively)                             189,619            240,339
                                         ----------         ----------

  Total investments                      41,186,876         40,570,316

Cash and cash equivalents                    26,623             10,501

Other assets                                 22,224             25,978
                                         ----------         ----------
      Total                             $41,235,723         40,606,795
                                         ==========         ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses   $    20,563             24,979

Due to related parties                      115,959             29,635

Promissory note                           1,363,332                 --

Short-term borrowings                     2,744,780          2,167,868

Other liabilities                            91,876             94,822
                                         ----------         ----------
 Total liabilities                        4,336,510          2,317,304

Commitments (Notes 3 and 7)

Partners' capital:
 Limited Partners
  (Units outstanding of 400,000
  for both 1995 and 1994)                21,603,739         21,841,484
 Managing General Partners                2,724,908          2,784,344
 Net unrealized fair value increase
  (decrease) from cost:
   Equity investments                    12,604,566         13,712,663
   Notes receivable                         (34,000)           (49,000)
                                         ----------         ----------

  Total partners' capital                36,899,213         38,289,491
                                         ----------         ----------
      Total                             $41,235,723         40,606,795
                                         ==========         ==========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
- -----------------------------------

                                   For the Three Months Ended March 31,
                                   -----------------------------------
                                             1995               1994
                                             ----               ----
Income:
 Notes receivable interest            $    41,376               77,074
 Short-term investment interest             2,634               16,932
                                        ---------            ---------
  Total income                             44,010               94,006


Costs and expenses:
 Management fees                          101,517              154,388
 Individual general partners'
  compensation                              7,500                7,500
 Amortization of organizational costs          --                1,167
 Operating expenses                       232,003              301,462
                                        ---------            ---------

  Total costs and expenses                341,020              464,517
                                        ---------            ---------

Net operating loss                       (297,010)            (370,511)

 Net realized gain from sales
  of equity investments                       829                   --
 Realized losses from
  investment write-downs                   (1,000)              (2,500)
                                        ---------            ---------
Net realized loss                        (297,181)            (373,011)

Change in net unrealized
  fair value:
   Equity investments                  (1,108,097)          (1,957,005)
   Notes receivable                        15,000               (4,000)
                                        ---------            ---------

Net loss                              $(1,390,278)          (2,334,016)
                                        =========            =========

Net realized loss per Unit            $        (1)                  (1)
                                        =========            =========

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
- -----------------------------------

                                   For the Three Months Ended March 31,
                                   -----------------------------------
                                            1995                1994
                                            ----                ----
Cash flows from operating activities:
 Interest received                     $    36,360              43,972
 Interest expense                          (69,367)                 --
 Cash paid to vendors                      (43,825)            (40,408)
 Cash paid to related parties             (221,423)           (470,126)
 Reimbursement of collection expenses
  received from a portfolio company         21,311                  --
                                         ---------           ---------
  Net cash used by operating activities   (276,944)           (466,562)
                                         ---------           ---------
Cash flows from investing activities:
 Notes receivable issued                   (62,500)                 --
 Proceeds from the sales of
  equity investments                        19,253                  --
 Purchase of equity investments           (425,000)         (1,604,975)
 Repayments of notes receivable            129,401               4,351
                                         ---------           ---------
  Net cash used by investing activities   (338,846)         (1,600,624)
                                         ---------           ---------

Cash flows from financing activities:
 Proceeds from short-term
  borrowings, net                          576,912                  --
 Short-term advances from Managing
  General Partners                          55,000                  --
                                         ---------           ---------
  Net cash provided by
   financing activities                    631,912                  --
                                         ---------           ---------

Net increase (decrease) in cash
  and cash equivalents                      16,122          (2,067,186)

Cash and cash equivalents at
  beginning of year                         10,501           3,072,847
                                         ---------           ---------
Cash and cash equivalents at March 31  $    26,623           1,005,661
                                         =========           =========

Reconciliation of net loss to net
 cash used by operating activities:

Net loss                               $(1,390,278)         (2,334,016)

Adjustments to reconcile net loss
 to net cash used by
 operating activities:
  Change in net unrealized fair value
   of equity investments                 1,108,097           1,957,005
  Other changes, net                         5,237             (89,551)
                                         ---------           ---------
Net cash used by operating activities  $  (276,944)           (466,562)
                                         =========           =========

Non-cash investing activities:

Purchase of equity investments
 financed by a promissory note         $ 1,363,332                  --
                                         =========           =========


See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
- ----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partners, the Balance Sheets as of March 31, 1995 and December 31, 1994, and the related Statements of Operations and Statements of Cash Flows for the three months ended March 31, 1995 and 1994, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1994. The following notes to financial statements for activity through March 31, 1995 supplement those included in the Annual Report on Form 10-K.

2.     Financing of Partnership Operations
       -----------------------------------

The Managing General Partners expect cash received from the liquidation of Partnership investments and the collection of notes receivable will provide the necessary liquidity to service Partnership debt and fund Partnership operations. Until such future proceeds are received, the Partnership is dependent upon the financial support of the Managing General Partners to fund operations. The Managing General Partners have committed to support the Partnership's working capital requirements through advances as necessary.

3.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the three months ended March 31, 1995 and 1994 were as follows:

                                                 1995           1994
                                                 ----           ----
   Management fees                            $101,517       154,388
   Individual general partners' compensation     7,500         7,500
   Amortization of organizational cost              --         1,167
   Reimbursable operating expenses             143,730       247,453


Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual periodically. Given the Partnership's low cash resources, the Managing General Partner has deferred collections of reimbursable operating expenses and made advances to the Partnership to pay other operating expenses. There was $80,382 due to related parties at March 31, 1995 compared to $3,335 due from related parties at December 31, 1994 related to such expenses.

Amounts payable for management fees were $35,577 and $32,970 at March 31, 1995 and December 31, 1994, respectively. Pursuant to the Partnership Agreement, beginning February 16, 1994, management fees changed from two percent per annum of total Limited Partners' capital contributions to a quarterly fee equal to one quarter of one percent of the fair value of Partnership assets.

4.     Equity Investments
       ------------------

A full listing of the Partnership's equity investments at December 31, 1994 is in the 1994 Annual Report. Activity from January 1 through March 31, 1995 consisted of:




                                                                     January 1 -
                                                                    March 31, 1995
                                                    Principal
                                       Investment   Amount or      Cost          Fair
Industry/Company        Position          Date      Shares         Basis         Value
- ----------------        --------        ---------   --------       -----         -----
Balance at January 1, 1995                                       $26,617,314  40,329,977
                                                                  ----------  ----------

Significant changes:

Communications
- --------------
Unitech Telecom, Inc.   Convertible
                        note (1)             05/94     $100,000     (106,040)   (106,040)
Unitech Telecom, Inc.   Series A
                        Preferred shares     03/95       46,875      375,000     375,000

Computer Systems and Software
- -----------------------------
Velocity Incorporated   Convertible
                        note (1)             03/95     $125,000      125,042     125,042

Medical/Biotechnology
- ---------------------
SyStemix, Inc.          Common shares    1991-1992      133,972            0    (485,648)

Pharmaceuticals
- ---------------
Shaman Pharmaceuticals, Common shares
 Inc.                                        01/93    1,245,194            0    (146,840)
Shaman Pharmaceuticals, Common shares
 Inc.                                        02/95      340,833    1,363,332     907,468
                                                                  ----------  ----------

Total significant changes during the three
 months ended March 31, 1995                                       1,757,334     668,982

Other changes, net                                                    18,043      (1,702)
                                                                  ----------  ----------
Total equity investments at March 31, 1995                       $28,392,691  40,997,257
                                                                  ==========  ==========

(1) Convertible notes include accrued interest.  The interest rate on convertible notes issued during 1995 ranged from 10% to 12%.






Marketable Equity Securities
- ----------------------------
At March 31, 1995 and December 31, 1994, marketable equity securities had aggregate costs of $3,219,766 and $3,238,190, respectively, and aggregate market values of $4,285,804 and $4,830,873, respectively. The net unrealized gains at March 31, 1995 and December 31, 1994 included gross gains of $1,621,816 and $2,153,132, respectively.

Shaman Pharmaceuticals, Inc.
- ----------------------------

In February 1995, the Partnership purchased 340,833 common shares of Shaman Pharmaceuticals, Inc. at $4.00 per share from Eli Lilly and Company ("Eli Lilly"). The purchase price of $1,363,332 was financed by a two-year subordinated promissory note issued by Eli Lilly, secured by the portfolio assets of the Partnership. The interest rate was 9% at March 31, 1995; interest expense of $14,455 was recorded. The Partnership also recorded a decrease in the change in fair value of $602,704 to reflect the decline in market value at March 31, 1995 for these marketable, restricted securities.

SyStemix, Inc.
- --------------

The Partnership recorded a decrease in fair value of $485,648 to reflect the unrestricted market value at March 31, 1995.

Unitech Telecom, Inc.
- ---------------------

In March 1995, the Partnership purchased 46,875 Series A Preferred shares from the company at a total cost of $375,000. The purchase price consisted of $275,000 in cash and the conversion of a $100,000 note issued in May 1994.

Velocity Incorporated
- ---------------------

In March 1995, the Partnership issued a convertible note of $125,000 to the company and received warrants to purchase 12,500 common shares at an exercise price of $1.00 per share.

5.     Notes Receivable, Net
       ---------------------

Activity from January 1, 1995 through March 31, 1995 consisted of:


Balance at January 1, 1995                                  $ 240,339

1995 activity:
  Notes receivable issued                                      62,500
  Repayments of notes receivable                             (129,401)
  Decrease in allowance for loan losses                        15,000
  Other activity, net                                           1,181
                                                              -------

 Total notes receivable, net, at March 31, 1995              $189,619
                                                              =======


The Partnership had accrued interest of $14,768 and $13,713 at March 31, 1995 and December 31, 1994, respectively.


Activity in the allowance for loan losses was as follows:



Balance at January 1, 1995                                   $ 49,000

Change in net unrealized fair value of
 notes receivable                                             (15,000)
                                                               ------
Balance at March 31, 1995                                    $ 34,000
                                                               ======

The allowance for loan losses is adjusted quarterly based upon changes to the portfolio size and risk profile. Although the allowance is established by evaluating individual debtor repayment ability, the allowance represents the Managing General Partners' assessment of the portfolio as a whole.

6.     Short-Term Borrowings
       ---------------------

The Partnership has borrowing accounts with two financial institutions. At March 31, 1995, the outstanding balance was $2,744,780; the Partnership may not make additional draws based on current collateral values. The maximum and weighted-average amounts outstanding during the quarter were $2,744,780 and $2,482,557, respectively. The interest rates for the two accounts at March 31, 1995 were 8.5% and 9.5% with weighted-average interest rates of 8.32% and 9.32%, respectively. Interest expense of $54,912 was recorded. The Partnership's investments in Shaman Pharmaceuticals, Inc. and SyStemix, Inc are pledged as collateral.

7.     Commitments
       -----------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At March 31, 1995, the Partnership had unfunded commitments of $331,150 related to venture capital limited partnership investments.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources
- -------------------------------

During the three months ended March 31, 1995, net cash used by operations totaled $276,944. The Partnership paid management fees of $98,910 to the Managing General Partners and reimbursed related parties for operating expenses of $115,013. In addition, $7,500 was paid to the individual general partners as compensation for their services. Other operating expenses of $43,825 were paid and interest income of $36,360 was received. The Partnership also paid interest of $69,367 on borrowings and received $21,311 in reimbursement from a portfolio company for collection expenses. Given the Partnership's low cash resources, the Managing General Partner has advanced $55,000 to the Partnership to pay certain operating expenses; and collection by Managing General Partners of reimbursable expenses has been deferred.

During the three months ended March 31, 1995, the Partnership issued $62,500 in notes receivable to a portfolio company in the computer systems and software industry and funded equity investments of $425,000 primarily to portfolio companies in the communications and computer systems and software industries. Repayments of notes receivable provided cash of $129,401 and proceeds from the sales of equity investments were $19,253.

The Partnership had borrowing accounts with two financial institutions. At March 31, 1995, the outstanding balance was $2,744,780; the Partnership may not make additional draws based on current collateral values. The maximum and weighted average amounts outstanding during the first quarter of 1995 were $2,744,780 and $2,482,557, respectively. The Partnership's investments in SyStemix, Inc. and Shaman Pharmaceuticals, Inc. are pledged as collateral.

Cash and cash equivalents at March 31, 1995 were $26,623. At March 31, 1995, the Partnership was committed to fund venture capital limited partnership investments totaling $331,150. Future interest income earned on notes receivable, proceeds from investment sales and General Partners support are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
- ---------------------

Current quarter compared to corresponding quarter in the preceding year
- -----------------------------------------------------------------------

Net loss was $1,390,278 for the three months ended March 31, 1995 compared to $2,334,016 during the same period in 1994. The change was primarily due to a $848,908 increase in the change in net unrealized fair value of equity investments, a $69,459 decrease in operating expenses, and a $52,871 decrease in management fees. These changes were partially offset by a $49,996 decrease in total income.

During the quarter ended March 31, 1995, the decrease in fair value of $1,108,097 was primarily attributable to portfolio companies in the pharmaceuticals and medical/biotechnology industries. During the same quarter in 1994, the decrease of $1,957,005 was primarily due to portfolio companies in the pharmaceuticals and communications industries, partially offset by a portfolio company in the computer systems and software industry.

Total operating expenses were $232,003 and $301,462 for the quarters ended March 31, 1995 and 1994, respectively. The decrease was primarily due to decreases in administrative and investor services and investment operations expenses from decreased overall portfolio activities, partially offset by an increase in interest expense from short-term borrowings.

The Partnership incurred management fees of $101,517 and $154,388 during the three months ended March 31, 1995 and 1994, respectively. Pursuant to the Partnership Agreement, management fees were two percent per annum of total Limited Partner capital contributions until February 15, 1994. Beginning February 16, 1994, quarterly management fees are equal to one quarter of one percent of the fair value of Partnership assets.

Total income was $44,010 and $94,006 in 1995 and 1994, respectively. The decrease was primarily due to lower outstanding convertible and secured notes receivable balances.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.


II.     OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended March 31, 1995.

(b) Financial Data Schedule for the quarter ended and as of March 31, 1995 (Exhibit 27).

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

                         TECHNOLOGY FUNDING VENTURE PARTNERS IV,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  May 12, 1995      By:         /s/Frank R. Pope
                            -------------------------------------------
                                     Frank R. Pope
                                     Executive Vice President and
                                     Chief Financial Officer