Form 10-Q
period 1995-06-30
TECHNOLOGY FUNDING VENTURE PARTNERS IV
filed 1995-08-11
CIK 826595

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the period ended June 30, 1995

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

                                         (unaudited)
                                          June 30,         December 31,
                                            1995               1994
                                            ----               ----
ASSETS

Investments:
 Equity investments (cost basis
  of $26,599,880 and $26,617,314 for
  1995 and 1994, respectively)          $43,477,022         40,329,977
 Notes receivable, net
  (cost basis of $114,623 and
  $289,339 for 1995 and 1994,
  respectively)                             105,623            240,339
                                         ----------         ----------

  Total investments                      43,582,645         40,570,316

Cash and cash equivalents                   354,781             10,501

Other assets                                 12,127             25,978
                                         ----------         ----------
      Total                             $43,949,553         40,606,795
                                         ==========         ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses   $    11,075             24,979

Due to related parties                       26,825             29,635

Promissory note                           1,363,332                 --

Short-term borrowings                     2,806,967          2,167,868

Other liabilities                            84,922             94,822
                                         ----------         ----------
 Total liabilities                        4,293,121          2,317,304

Commitments (Notes 3 and 7)

Partners' capital:
 Limited Partners
  (Units outstanding of 400,000
  for both 1995 and 1994)                20,371,454         21,841,484
 Managing General Partners                2,416,836          2,784,344
 Net unrealized fair value increase
  (decrease) from cost:
   Equity investments                    16,877,142         13,712,663
   Notes receivable                          (9,000)           (49,000)
                                         ----------         ----------

  Total partners' capital                39,656,432         38,289,491
                                         ----------         ----------
      Total                             $43,949,553         40,606,795
                                         ==========         ==========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
- -----------------------------------

                                            For the Three                     For the Six
                                             Months Ended                     Months Ended
                                               June 30,                         June 30,
                                     ------------------------------      -----------------
                                             1995         1994          1995          1994
                                             ----         ----          ----          ----
Income:
 Notes receivable interest            $    39,306         78,553          80,682      155,627
 Short-term investment interest             3,224          6,058           5,858       22,990
                                        ---------      ---------       ---------   ----------
  Total income                             42,530         84,611          86,540      178,617


Costs and expenses:
 Management fees                          103,089        102,869         204,606      257,257
 Individual general partners'
  compensation                             14,977         13,500          22,477       21,000
 Amortization of organizational costs          --             --              --        1,167
 Operating expenses                       306,770        341,280         538,773      642,742
                                        ---------      ---------       ---------   ----------

  Total costs and expenses                424,836        457,649         765,856      922,166
                                        ---------      ---------       ---------   ----------

Net operating loss                       (382,306)      (373,038)       (679,316)    (743,549)

 Net realized loss from sales of
  equity investments                     (430,449)            --        (429,620)          --
 Recoveries from investments
  previously written off                   42,582             --          42,582           --
 Realized losses from
  investment write-downs                 (770,184)            --        (771,184)      (2,500)
                                        ---------      ---------       ---------   ----------
Net realized loss                      (1,540,357)      (373,038)     (1,837,538)    (746,049)

Change in net unrealized
  fair value:
   Equity investments                   4,272,576       (928,132)      3,164,479   (2,885,137)
   Notes receivable                        25,000         46,000          40,000       42,000
                                        ---------      ---------       ---------   ----------

Net income (loss)                     $ 2,757,219     (1,255,170)      1,366,941   (3,589,186)
                                        =========      =========       =========   ==========

Net realized loss per Unit            $        (3)            (1)             (4)          (1)
                                        =========      =========       =========   ==========

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
- -----------------------------------

                                     For the Six Months Ended June 30,
                                     ---------------------------------
                                            1995                1994
                                            ----                ----
Cash flows from operating activities:
 Interest received                     $    69,416              75,959
 Interest expense                         (162,145)                 --
 Cash paid to vendors                     (125,629)           (139,691)
 Cash paid to related parties             (512,156)           (758,563)
 Reimbursement of collection expenses
  received from a portfolio company         21,311                  --
                                         ---------           ---------

  Net cash used by operating activities   (709,203)           (822,295)
                                         ---------           ---------

Cash flows from investing activities:
 Notes receivable issued                   (62,500)                 --
 Purchase of equity investments           (663,334)         (1,883,917)
 Repayments of notes receivable            239,376              13,193
 Repayments of equity investments          125,000                  --
 Proceeds from sales of
  equity investments                       775,842                  --
                                         ---------           ---------

  Net cash provided (used) by
   investing activities                    414,384          (1,870,724)
                                         ---------           ---------

Cash flows from financing activities:
 Short-term advances from Managing
  General Partners                         282,000                  --
 Repayment of short-term advances from
  Managing General Partners               (282,000)                 --
 Proceeds from short-term
  borrowings, net                          639,099                  --
                                         ---------           ---------

  Net cash provided by
   financing activities                    639,099                  --
                                         ---------           ---------

Net increase (decrease) in cash
  and cash equivalents                     344,280          (2,693,019)

Cash and cash equivalents at
  beginning of year                         10,501           3,072,847
                                         ---------           ---------
Cash and cash equivalents at June 30   $   354,781             379,828
                                         =========           =========

Reconciliation of net income (loss) to
 net cash used by operating activities:

Net income (loss)                      $ 1,366,941          (3,589,186)

Adjustments to reconcile net income
 (loss) to net cash used by
 operating activities:
  Realized losses from investment
   write-downs                             771,184               2,500
  Net realized loss from sales of
   equity investments                      429,620                  --
  Recoveries from investments
   previously written off                  (42,582)                 --
  Change in net unrealized fair value:
    Equity investments                  (3,164,479)          2,885,137
    Notes receivable                       (40,000)            (42,000)
  Other changes, net                          (250)                917

Changes in:
 Accrued interest on notes receivable
  and convertible notes receivable         (16,874)           (102,408)
 Other, net                                (12,763)             22,745
                                         ---------           ---------
Net cash used by operating activities  $  (709,203)           (822,295)
                                         =========           =========

Non-cash investing activities:

Purchase of equity investments
 financed by a promissory note         $ 1,363,332                  --
                                         =========           =========

Common stock recovered from equity
 investments previously written off    $    42,582                  --
                                         =========           =========


See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
- ----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partners, the Balance Sheets as of June 30, 1995 and December 31, 1994, and the related Statements of Operations for the three and six months ended June 30, 1995 and 1994, and Statements of Cash Flows for the six months ended June 30, 1995 and 1994, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1994. The following notes to financial statements for activity through June 30, 1995 supplement those included in the Annual Report on Form 10-
K. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.

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

3.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the six months ended June 30, 1995 and 1994 were as follows:

                                                 1995           1994
                                                 ----           ----
   Management fees                            $204,606       257,257
   Individual general partners' compensation    22,477        21,000
   Amortization of organizational cost              --         1,167
   Reimbursable operating expenses             282,263       474,645


Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual periodically. There were $7,538 and $3,335 due from related parties at June 30, 1995 and December 31, 1994, respectively, related to such expenses.

Amounts payable for management fees were $34,363 and $32,970 at June 30, 1995 and December 31, 1994, respectively. Pursuant to the Partnership Agreement, beginning February 16, 1994, management fees changed from two percent per annum of total Limited Partners' capital contributions to a quarterly fee equal to one quarter of one percent of the fair value of Partnership assets.

4.     Equity Investments
       ------------------

A full listing of the Partnership's equity investments at December 31, 1994 is in the 1994 Annual Report. Activity from January 1 through June 30, 1995 consisted of:




                                                                      January 1 -
                                                                     June 30, 1995
                                                    Principal       ---------------
                                       Investment   Amount or      Cost          Fair
Industry/Company        Position          Date      Shares         Basis         Value
- ----------------        --------        ---------   --------       -----         -----
Balance at January 1, 1995                                       $26,617,314  40,329,977
                                                                  ----------  ----------

Significant changes:

Communications
- --------------
Coded Communications    Common
 Corporation            shares               04/93      145,454     (246,182)    (21,963)
Coded Communications    Common share
 Corporation            warrant at $3.16;
                        expired 04/95        04/93      145,454       (4,000)          0
Terrapin, Inc.          Convertible note (1) 05/95     $125,000      125,895     125,895
Unitech Telecom, Inc.   Convertible note (1) 05/94     $100,000     (106,040)   (106,040)
Unitech Telecom, Inc.   Series A
                        Preferred shares     03/95       46,875      375,000     375,000

Computer Systems and Software
- -----------------------------
Quintar Corporation     Convertible
                        secured note (1)     10/93     $500,000     (554,201)   (554,201)
Quintar Corporation     Series A
                        Preferred
                        shares               05/95      384,574      576,861     576,861

Medical/Biotechnology
- ---------------------
Biex, Inc.              Series C
                        Preferred shares     06/95       83,334       83,334      83,334
Pharmos Corporation     Common shares        04/95       56,776       42,582     143,643
SyStemix, Inc.          Common shares    1991-1992      133,972            0    (421,342)

Microelectronics
- ----------------
Aprex Corporation       Series D, E, & F     12/90-
                        Preferred shares     09/93      476,250     (120,000)   (120,000)

Pharmaceuticals
- ---------------
Shaman Pharmaceuticals, Common shares
 Inc.                                        01/93    1,245,194            0   2,249,473
Shaman Pharmaceuticals, Common shares
 Inc.                                        02/95      340,833    1,363,332   1,687,123

Retail/Consumer Products
- ------------------------
YES! Entertainment      Series B
 Corporation            Preferred shares     01/93      900,000     (600,000)   (450,000)
YES! Entertainment
 Corporation            Common shares        06/95       66,666      199,998     251,997

Semiconductor
- -------------
AG Associates, Inc.     Common shares        12/91       85,976   (1,187,039)   (790,984)
IBIS Technology Corp.   Common shares        05/94       46,718            0      92,828
                                                                  ----------  ----------

Total significant changes during the six
 months ended June 30, 1995                                          (50,460)  3,121,624

Other changes, net                                                    33,026      25,421
                                                                  ----------  ----------
Total equity investments at June 30, 1995                        $26,599,880  43,477,022
                                                                  ==========  ==========

(1) Convertible notes include accrued interest.  The interest rate on convertible notes issued during 1995 ranged from 8% to 12%.






Marketable Equity Securities
- ----------------------------
At June 30, 1995 and December 31, 1994, marketable equity securities had aggregate costs of $6,753,951 and $3,238,190, respectively, and aggregate market values of $10,561,441 and $4,830,873, respectively.
The net unrealized gains at June 30, 1995 and December 31, 1994 included gross gains of $4,113,086 and $2,153,132, respectively.

AG Associates, Inc.(formerly AG Processing Technologies, Inc.)
- --------------------------------------------------------------

In March 1995, the company changed its name to AG Associates, Inc. and effected a 1-for-4 reverse split of its common stock. Then in May 1995, the company completed its initial public offering ("IPO"). In lieu of entering into an underwriter lockup as a result of the IPO, the Partnership sold its investment in the company to a private third-party for total proceeds of $756,590 and realized a loss of $430,449.

Aprex Corporation
- -----------------

In June 1995, Aprex Corporation filed for Chapter 11 protection under the U.S. Bankruptcy Code. As a result, the Partnership has written off the remaining cost basis of its investment totaling $120,000.

Biex, Inc.
- ----------

In June 1995, the Partnership made an additional investment in Biex, Inc. by purchasing 83,334 Series C Preferred shares at a total cost of $83,334.

Coded Communications, Inc.
- --------------------------

During the second quarter of 1995, the Managing General Partners determined that there had been a decline in value of the Partnership's investments. As a result, the Partnership realized a loss of $250,182. The Partnership also recorded a decrease in fair value of $21,963 to reflect the publicly-traded market value at June 30, 1995.

Pharmos Corporation/Oculon Corporation
- --------------------------------------

In March 1995, Oculon Corporation ("Oculon") was acquired by Pharmos Corporation ("Pharmos"). The Partnership's Series II Senior Preferred shares were canceled while the Series III Senior Preferred shares were exchanged for 56,776 shares of marketable, unrestricted Pharmos common stock. The Partnership recorded the $42,582 cost basis of the Pharmos stock as a recovery from investments previously written off. An increase in fair value of $143,643 reflected the market value of the Pharmos stock at June 30, 1995.

Quintar Corporation
- -------------------

In May 1995, the Partnership converted its $500,000 convertible note receivable including interest of $76,861 into 384,574 Series A Preferred shares in accordance with the original convertible note agreement.

Shaman Pharmaceuticals, Inc.
- ----------------------------

In February 1995, the Partnership purchased 340,833 common shares of Shaman Pharmaceuticals, Inc. at $4.00 per share from Eli Lilly and Company ("Eli Lilly"). The purchase price of $1,363,332 was financed by a two-year subordinated promissory note issued by Eli Lilly, secured by the portfolio assets of the Partnership. The interest rate was 9% at June 30, 1995; interest expense of $45,046 was recorded. The Partnership also recorded an increase in the change in fair value of $2,573,264 to reflect the market value at June 30, 1995 for its entire Shaman portfolio of marketable, restricted securities.

Terrapin, Inc.
- --------------

In May 1995, the Partnership issued a convertible note of $125,000 to Terrapin, Inc., a wholly-owned subsidiary of KOR Electronics.

Unitech Telecom, Inc.
- ---------------------

In March 1995, the Partnership purchased 46,875 Series A Preferred shares from the company at a total cost of $375,000. The purchase price consisted of $275,000 in cash and the conversion of a $100,000 note issued in May 1994. Interest on the note was paid in cash.

YES! Entertainment Corporation
- ------------------------------

In June 1995, the company completed its IPO. Prior to the IPO, the company effected a 1-for-15 reverse stock split. The Partnership's Series B Preferred shares were converted into 66,666 common shares. The Managing General Partners determined that there had been a decline in value of the Partnership's investment; as a result, realized loss of $400,002 was recorded. The loss reflects the fact that the stock will be restricted for two years.

Other Equity Investments
- ------------------------

Other significant changes reflected above relate to market value fluctuations and the elimination of a discount relating to selling restrictions for publicly-traded portfolio companies.

5.     Notes Receivable, Net
       ---------------------

Activity from January 1, 1995 through June 30, 1995 consisted of:


Balance at January 1, 1995                                  $ 240,339

1995 activity:
  Notes receivable issued                                      62,500
  Repayments of notes receivable                             (239,376)
  Decrease in allowance for loan losses                        40,000
  Other activity, net                                           2,160
                                                              -------

 Total notes receivable, net, at June 30, 1995              $ 105,623
                                                              =======


The Partnership had accrued interest of $15,623 and $13,713 at June 30, 1995 and December 31, 1994, respectively.


Activity in the allowance for loan losses was as follows:


Balance at January 1, 1995                                   $ 49,000

Change in net unrealized fair value of
 notes receivable                                             (40,000)
                                                               ------
Balance at June 30, 1995                                     $  9,000
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

6.     Short-Term Borrowings
       ---------------------

The Partnership has borrowing accounts with two financial institutions. At June 30, 1995, the borrowing capacity of these two accounts, which fluctuate based on collateral value, totaled $3,461,685; subsequent to quarter end, as of August 2, 1995, the borrowing capacity totaled $3,892,777. The outstanding balance at June 30, 1995 was $2,806,967. The weighted-average interest rates for the two accounts were 8.41% and 9.41% for the six months ended June 30, 1995. There was no balance outstanding for the same period in 1994. Interest expense of $117,099 was recorded for the first six months of 1995. The Partnership's investments in Shaman Pharmaceuticals, Inc. and SyStemix, Inc are pledged as collateral.

7.     Commitments
       -----------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At June 30, 1995, the Partnership had unfunded commitments as follows:

Type
- ----
Equity investments                                      $166,666
Bridge note                                              375,000
Venture capital limited partnership investments          313,650
                                                         -------
    Total                                               $855,316
                                                         =======


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources
- -------------------------------

During the six months ended June 30, 1995, net cash used by operations totaled $709,203. The Partnership paid management fees of $203,213 to the Managing General Partners and reimbursed related parties for operating expenses of $286,466. In addition, $22,477 was paid to the individual general partners as compensation for their services. Other operating expenses of $125,629 were paid and interest income of $69,416 was received. The Partnership also paid interest of $162,145 on borrowings and received $21,311 in reimbursement from a portfolio company for collection expenses.

During the six months ended June 30, 1995, the Partnership issued $62,500 in notes receivable to a portfolio company in the computer systems and software industry and funded equity investments of $663,334 primarily to portfolio companies in the communications, computer systems and software, and microelectronics industries. Repayments of notes receivable and equity investments provided cash of $239,376 and $125,000, respectively. Proceeds from the sales of equity investments were $775,842.

The Partnership had borrowing accounts with two financial institutions. At June 30, 1995, the borrowing capacity, which fluctuates based on collateral value, totaled $3,461,685. Subsequent to quarter end, as of August 2, 1995, the borrowing capacity totaled $3,892,777. The outstanding balance at June 30, 1995 was $2,806,967, of which $639,099 was drawn during the first six months of 1995. The Partnership's investments in SyStemix, Inc. and Shaman Pharmaceuticals, Inc. are pledged as collateral.

During the first half of 1995, AG Associates, Inc. and YES! Entertainment Corporation completed their IPOs. Although the Partnership's holdings in YES! Entertainment are subject to selling restrictions, the IPO indicates potential future liquidity for this investment. The Partnership has already sold its holdings in AG Associates, Inc.

Cash and cash equivalents at June 30, 1995 were $354,781. At June 30, 1995, the Partnership was committed to fund $855,316 in additional investments. Future interest income earned on notes receivable, proceeds from investment sales, remaining borrowing capacity on borrowing accounts and General Partners support are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
- ---------------------

Current quarter compared to corresponding quarter in the preceding year
- -----------------------------------------------------------------------

Net income was $2,757,219 for the quarter ended June 30, 1995 compared to a net loss of $1,255,170 during the same period in 1994. The change was primarily due to a $5,200,708 increase in the change in net unrealized fair value of equity investments. This change was partially offset by a $770,184 increase in realized losses from investment write-downs and a $430,449 increase in net realized loss from sales of equity investments.

During the quarter ended June 30, 1995, the increase in fair value of $4,272,576 was substantially attributable to increases in a portfolio company in the pharmaceuticals industry. During the quarter ended June 30, 1994, the decrease in fair value of $928,132 was primarily attributable to decreases in portfolio companies in the pharmaceuticals and retail/consumer products industries, partially offset by increases in the medical and computer systems and software industries.

Realized losses from investment write-downs of $770,184 during the quarter ended June 30, 1995 primarily related to portfolio companies in the retail/consumer products and communications industries. There was no realized loss recorded during the same period in 1994.

During the quarter ended June 30, 1995, net realized loss from sales of equity investments of $430,449 related to the sale of AG Associates, Inc. There were no investment sales during the same period in 1994.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

Current six months compared to corresponding six months in the preceding
- ------------------------------------------------------------------------
year
- ----

Net income was $1,366,941 for the six months ended June 30, 1995 compared to a net loss of $3,589,186 during the same period in 1994.
The change was primarily due to a $6,049,616 increase in the change in net unrealized fair value of equity investments, and a $103,969 decrease in operating expenses. Theses changes were partially offset by a $768,684 increase in realized losses from investment write-downs, a $429,620 increase in net realized loss from sales of equity investments, and a $92,077 decrease in total income.

During the six months ended June 30, 1995, the increase in fair value of $3,164,479 was substantially attributable to increases in a portfolio company in the pharmaceuticals industry. During the same period in 1994, the decrease in fair value of $2,885,137 was primarily attributable to portfolio companies in the pharmaceuticals and retail/consumer products industries, partially offset by increases in the medical and computer systems and software industries.

Total operating expenses were $538,773 and $642,742 for the six months ended June 30, 1995 and 1994, respectively. The decrease was primarily due to lower investment operations and administrative and investor services expenses from lower overall portfolio activities, partially offset by higher interest expenses from short-term borrowings.

Realized losses from investment write-downs were $771,184 and $2,500 during the six months ended June 30, 1995 and 1994, respectively.
Realized losses in 1995 primarily related to portfolio companies in the retail/consumer products and communications industries.

During the six months ended June 30, 1995, net realized loss from sales of equity investments of $429,620 mainly related to the sale of AG Associates, Inc. There were no investment sales during the same period in 1994.

Total income was $86,540 and $178,617 for the six months ended June 30, 1995 and 1994, respectively. The decrease was primarily due to lower outstanding convertible and secured notes receivable balances.


II.     OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended June 30, 1995.

(b) Financial Data Schedule for the six months ended and as of June 30, 1995 (Exhibit 27).

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

                         TECHNOLOGY FUNDING VENTURE PARTNERS IV,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  August 11, 1995   By:         /s/Frank R. Pope
                            -------------------------------------------
                                     Frank R. Pope
                                     Executive Vice President and
                                     Chief Financial Officer