Form 10-Q
period 1995-09-30
TECHNOLOGY FUNDING VENTURE PARTNERS IV
filed 1995-11-13
CIK 826595

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the period ended September 30, 1995

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

            For the transition period from N/A to N/A
                                           ---    ---

                      Commission File No. 814-55

TECHNOLOGY FUNDING VENTURE PARTNERS IV, AN AGGRESSIVE GROWTH FUND, L.P.
-----------------------------------------------------------------------
         (Exact name of Registrant as specified in its charter)

          Delaware                         94-3054600
 ------------------------------     ---------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)

2000 Alameda de las Pulgas, Suite 250
San Mateo, California                                            94403
-------------------------------------                        ---------
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

I.       FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                         (unaudited)
                                        September 30,      December 31,
                                            1995               1994
                                            ----               ----
ASSETS

Investments:
 Equity investments (cost basis
  of $26,729,490 and $26,617,314 for
  1995 and 1994, respectively)          $45,732,115         40,329,977
 Notes receivable, net
  (cost basis of $71,393 and
  $289,339 for 1995 and 1994,
  respectively)                              70,393            240,339
                                         ----------         ----------

  Total investments                      45,802,508         40,570,316

Cash and cash equivalents                   191,618             10,501

Other assets                                 22,800             25,978
                                         ----------         ----------
      Total                             $46,016,926         40,606,795
                                         ==========         ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses   $    16,594             24,979

Due to related parties                       33,087             29,635

Promissory note                           1,363,332                 --

Short-term borrowings                     2,869,078          2,167,868

Interest payable                             30,068                 --

Other liabilities                            70,864             94,822
                                         ----------         ----------
 Total liabilities                        4,383,023          2,317,304

Commitments (Notes 3 and 7)

Partners' capital:
 Limited Partners
  (Units outstanding of 400,000
  for both 1995 and 1994)                20,246,644         21,841,484
 Managing General Partners                2,385,634          2,784,344
 Net unrealized fair value increase
  (decrease) from cost:
   Equity investments                    19,002,625         13,712,663
   Notes receivable                          (1,000)           (49,000)
                                         ----------         ----------

  Total partners' capital                41,633,903         38,289,491
                                         ----------         ----------
      Total                             $46,016,926         40,606,795
                                         ==========         ==========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                            For the Three                     For the Nine
                                             Months Ended                     Months Ended
                                             September 30,                    September 30,
                                       -------------------------       ----------------------
                                             1995         1994          1995          1994
                                             ----         ----          ----          ----
Income:
 Notes receivable interest             $   22,258         67,292         102,940      222,919
 Short-term investment interest             2,757          1,627           8,615       24,617
                                        ---------      ---------       ---------   ----------
  Total income                             25,015         68,919         111,555      247,536


Costs and expenses:
 Management fees                          109,874         99,851         314,480      357,108
 Individual general partners'
  compensation                             14,864         10,500          37,341       31,500
 Amortization of organizational costs          --             --              --        1,167

 Operating expenses                       156,289        234,639         695,062      877,381
                                        ---------      ---------       ---------    ---------

  Total costs and expenses                281,027        344,990       1,046,883    1,267,156
                                        ---------      ---------       ---------    ---------

Net operating loss                       (256,012)      (276,071)       (935,328)  (1,019,620)

 Net realized loss from sales of
  equity investments                           --             --        (429,620)          --
 Recoveries from investments
  previously written off                  100,000             --         142,582           --
 Realized losses from
  investment write-downs                       --             --        (771,184)      (2,500)
                                        ---------      ---------       ---------    ---------
Net realized loss                        (156,012)      (276,071)     (1,993,550)  (1,022,120)

Change in net unrealized
  fair value:
   Equity investments                   2,125,483       (744,322)      5,289,962   (3,629,459)
   Notes receivable                         8,000        (24,000)         48,000       18,000
                                        ---------      ---------       ---------    ---------

Net income (loss)                      $1,977,471     (1,044,393)      3,344,412   (4,633,579)
                                        =========      =========       =========    =========

Net realized loss per Unit             $       --             (1)             (4)          (2)
                                        =========      =========       =========    =========

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                 For the Nine Months Ended September 30,
                                 --------------------------------------
                                            1995                1994
                                            ----                ----
Cash flows from operating activities:
 Interest received                     $    89,619             101,811
 Cash paid to vendors                     (173,091)           (204,618)
 Cash paid to related parties             (734,896)         (1,107,207)
 Interest paid on short-term borrowings   (224,256)             (4,859)
 Reimbursement of collection expenses
  received from a portfolio company         89,715                  --
                                         ---------           ---------

  Net cash used by operating activities   (952,909)         (1,214,873)
                                         ---------           ---------

Cash flows from investing activities:
 Notes receivable issued                   (62,500)                 --
 Purchase of equity investments           (900,834)         (2,492,247)
 Repayments of notes receivable            284,980              17,725
 Repayments of equity investments          179,000                  --
 Recoveries from investments previously
  written off                              100,000                  --
 Proceeds from sales of
  equity investments                       775,842                  --
 Distributions from venture capital
  limited partnerships                      56,328                  --
                                         ---------           ---------

  Net cash provided (used) by
   investing activities                    432,816          (2,474,522)
                                         ---------           ---------

Cash flows from financing activities:
 Short-term advances from Managing
  General Partners                         282,000                  --
 Repayments of short-term advances from
  Managing General Partners               (282,000)                 --
 Proceeds from short-term
  borrowings, net                          701,210             737,841
                                         ---------           ---------

  Net cash provided by
   financing activities                    701,210             737,841
                                         ---------           ---------

Net increase (decrease) in cash
  and cash equivalents                     181,117          (2,951,554)

Cash and cash equivalents at
  beginning of year                         10,501           3,072,847
                                         ---------           ---------
Cash and cash equivalents
 at September 30                       $   191,618             121,293
                                         =========           =========


See accompanying notes to financial statements.

------------------------------------------------

                                 For the Nine Months Ended September 30,
                                 --------------------------------------
                                            1995                1994
                                            ----                ----
Reconciliation of net income (loss) to
 net cash used by operating activities:

Net income (loss)                      $ 3,344,412          (4,633,579)

Adjustments to reconcile net income
 (loss) to net cash used by
 operating activities:
  Realized losses from investment
   write-downs                             771,184               2,500
  Net realized loss from sales of
   equity investments                      429,620                  --
  Recoveries from investments
   previously written off                 (142,582)                 --
  Change in net unrealized fair value:
    Equity investments                  (5,289,962)          3,629,459
    Notes receivable                       (48,000)            (18,000)

Changes in:
 Accrued interest on notes receivable
  and convertible notes receivable         (20,644)           (145,350)
 Due to related parties                      3,452             (62,435)
 Other, net                                   (389)             12,532
                                         ---------           ---------
Net cash used by operating activities  $  (952,909)         (1,214,873)
                                         =========           =========

Non-cash investing activities:

Purchase of equity investments financed
 by a promissory note                  $ 1,363,332                  --
                                         =========           =========



Common stock recovered from equity
 investments previously written off    $    42,582                  --
                                         =========           =========


See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partners, the Balance Sheets as of September 30, 1995 and December 31, 1994, and the related Statements of Operations for the three and nine months ended September 30, 1995 and 1994, and Statements of Cash Flows for the nine months ended September 30, 1995 and 1994, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1994. The following notes to financial statements for activity through September 30, 1995 supplement those included in the Annual Report on Form 10-K. Certain 1994 balances have been reclassified to conform with the 1995 financial statement presentation. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.

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

3.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the nine months ended September 30, 1995 and 1994 were as follows:

                                                 1995           1994
                                                 ----           ----
   Management fees                            $314,480       357,108
   Individual general partners' compensation    37,341        31,500
   Amortization of organizational cost              --         1,167
   Reimbursable operating expenses             296,812       656,164


Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual costs periodically. There were $3,538 and $3,335 due from related parties at September 30, 1995 and December 31, 1994, respectively, related to such expenses.

Amounts payable for management fees were $36,625 and $32,970 at September 30, 1995 and December 31, 1994, respectively. Pursuant to the Partnership Agreement, beginning February 16, 1994, management fees changed from two percent per annum of total Limited Partners' capital contributions to a quarterly fee equal to one quarter of one percent of the fair value of Partnership assets.

4.     Equity Investments
       ------------------

A full listing of the Partnership's equity investments at December 31, 1994 is in the 1994 Annual Report. Activity from January 1 through September 30, 1995 consisted of:




                                                                      January 1 -
                                                                   September 30, 1995
                                                    Principal      ------------------
                                       Investment   Amount or      Cost          Fair
Industry/Company        Position          Date      Shares         Basis         Value
----------------        --------        ---------   --------       -----         -----
Balance at January 1, 1995                                       $26,617,314  40,329,977
                                                                  ----------  ----------

Significant changes:

Communications
--------------
Coded Communications    Common
 Corporation            shares               04/93      145,454     (246,182)    (21,963)
Coded Communications    Common share
 Corporation            warrant at $3.16;
                        expired 04/95        04/93      145,454       (4,000)          0
Terrapin, Inc.          Convertible          05/95 &
                        notes (1)            08/95     $250,000      254,339     254,339
Unitech Telecom, Inc.   Convertible note (1) 05/94     $100,000     (106,040)   (106,040)
Unitech Telecom, Inc.   Series A
                        Preferred shares     03/95       46,875      375,000     375,000

Computer Systems and Software
-----------------------------
Quintar Corporation     Convertible
                        secured note (1)     10/93     $500,000     (554,201)   (554,201)
Quintar Corporation     Series A
                        Preferred
                        shares               05/95      384,178      576,267     576,267
Velocity Incorporated   Convertible          08/95 &
                        notes (1)            09/95     $112,500      114,030     114,030

Medical/Biotechnology
---------------------
Biex, Inc.              Series C
                        Preferred shares     06/95       83,334       83,334      83,334
Everest & Jennings
 International Ltd.     Common shares        01/94      592,720            0     238,274
Pharmos Corporation     Common shares        04/95       56,776       42,582     147,618
SyStemix, Inc.          Common shares    1991-1992      133,972            0    (505,744)

Microelectronics
----------------
Aprex Corporation       Series D, E, & F     12/90-
                        Preferred shares     09/93      476,250     (120,000)   (120,000)
KOR Electronics         Convertible secured
                        note (1)             11/89     $348,000     (400,067)   (400,067)
KOR Electronics         Series D Preferred
                        shares               07/95      977,142      342,000     342,000


Pharmaceuticals
---------------
Shaman Pharmaceuticals, Common shares
 Inc.                                        01/93    1,245,194            0   3,833,322
Shaman Pharmaceuticals, Common shares
 Inc.                                        02/95      340,833    1,363,332   2,123,390

Retail/Consumer Products
------------------------
YES! Entertainment      Series B
 Corporation            Preferred shares     01/93      900,000     (600,000)   (450,000)
YES! Entertainment
 Corporation            Common shares        06/95       66,666      199,998     282,497

Semiconductor
-------------
AG Associates, Inc.     Common shares        12/91       85,976   (1,187,039)   (790,984)
IBIS Technology Corp.   Common shares        05/94       46,718            0     133,940
                                                                  ----------  ----------

Total significant changes during the nine
 months ended September 30, 1995                                     133,353   5,555,012

Other changes, net                                                   (21,177)   (152,874)
                                                                  ----------  ----------
Total equity investments at September 30, 1995                   $26,729,490  45,732,115
                                                                  ==========  ==========

(1) Convertible notes include accrued interest.  The interest rate on convertible notes issued during 1995 ranged from 8% to 12%.






Marketable Equity Securities
----------------------------
At September 30, 1995 and December 31, 1994, marketable equity securities had aggregate costs of $6,753,951 and $3,238,190, respectively, and aggregate market values of $12,767,476 and $4,830,873, respectively. The net unrealized gains at September 30, 1995 and December 31, 1994 included gross gains of $6,093,887 and $2,153,132, respectively.

AG Associates, Inc.(formerly AG Processing Technologies, Inc.)
--------------------------------------------------------------

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

Aprex Corporation
-----------------

In June 1995, Aprex Corporation filed for Chapter 11 protection under the U.S. Bankruptcy Code. In the third quarter of 1995, the company was acquired by a third party; the purchase price was used to pay off senior debt holders. As a result, the Partnership has written off the remaining cost basis of its equity investment totaling $120,000.

Biex, Inc.
----------

In June 1995, the Partnership made an additional investment in Biex, Inc. by purchasing 83,334 Series C Preferred shares at a total cost of $83,334.

Coded Communications, Inc.
--------------------------

During the second quarter of 1995, the Managing General Partners determined that there has been a decline in value of the Partnership's investments. As a result, the Partnership realized a loss of $250,182. The Partnership also recorded a decrease in fair value of $21,963 to reflect the publicly-traded market value at September 30, 1995.

KOR Electronics
---------------

In July 1995, the Partnership restructured its convertible secured note with the company. Of the $715,000 principal balance, $342,000 was converted into 977,142 Series D Preferred shares, $25,000 was repaid and the maturity date of the remaining $348,000 was extended until July 1997. In addition, several warrants to purchase common shares were canceled.


Pharmos Corporation/Oculon Corporation
--------------------------------------

In March 1995, Oculon Corporation ("Oculon") was acquired by Pharmos Corporation ("Pharmos"). The Partnership's Series II Senior Preferred shares were canceled while the Series III Senior Preferred shares were exchanged for 56,776 shares of marketable, unrestricted Pharmos common stock. The Partnership recorded the $42,582 cost basis of the Pharmos stock as a recovery from Oculon investments previously written off. An increase in fair value of $147,618 reflected the market value of the Pharmos stock at September 30, 1995.

Quintar Corporation
-------------------

In May 1995, the Partnership converted its $500,000 convertible note receivable including interest of $76,267 into 384,178 Series A Preferred shares in accordance with the original convertible note agreement.

Shaman Pharmaceuticals, Inc.
----------------------------

In February 1995, the Partnership purchased 340,833 common shares of Shaman Pharmaceuticals, Inc. at $4.00 per share from Eli Lilly and Company ("Eli Lilly"). The purchase price of $1,363,332 was financed by a two-year subordinated promissory note issued by Eli Lilly, secured by the portfolio assets of the Partnership. The interest rate was 8.75% at September 30, 1995; interest expense of $75,114 was recorded for the nine months ended September 30, 1995. The Partnership also recorded an increase in the change in fair value of $4,593,380 to reflect the value at September 30, 1995 for its entire Shaman portfolio of marketable, unrestricted securities.

Terrapin, Inc.
--------------

During the first nine months of 1995, the Partnership issued convertible notes totaling $250,000 to Terrapin, Inc., a wholly-owned subsidiary of KOR Electronics.

Unitech Telecom, Inc.
---------------------

In March 1995, the Partnership purchased 46,875 Series A Preferred shares from the company at a total cost of $375,000. The purchase price consisted of $275,000 in cash and the conversion of a $100,000 note issued in May 1994. Interest on the note was paid in cash.

Velocity Incorporated
---------------------

During the third quarter of 1995, the Partnership issued convertible notes totaling $112,500 to the company.

YES! Entertainment Corporation
------------------------------

In June 1995, the company completed its IPO. Prior to the IPO, the company effected a 1-for-15 reverse stock split. The Partnership's Series B Preferred shares were converted into 66,666 common shares. The Managing General Partners determined that there has been a decline in value of the Partnership's investment; as a result, a realized loss of $400,002 was recorded. The loss reflects the fact that the stock will be restricted for two years.

Other Equity Investments
------------------------

Other significant changes reflected above relate to market value fluctuations or the elimination of a discount relating to selling restrictions for publicly-traded portfolio companies.

5.     Notes Receivable, Net
       ---------------------

Activity from January 1, 1995 through September 30, 1995 consisted of:


Balance at January 1, 1995                                  $ 240,339

1995 activity:
  Notes receivable issued                                      62,500
  Repayments of notes receivable                             (284,980)
  Decrease in allowance for loan losses                        48,000
  Other activity, net                                           4,534
                                                              -------

 Total notes receivable, net, at September 30, 1995         $  70,393
                                                              =======


The Partnership had accrued interest of $16,955 and $13,713 at September 30, 1995 and December 31, 1994, respectively. The interest rate on note issued in 1995 was 12%.


Activity in the allowance for loan losses was as follows:


Balance at January 1, 1995                                   $  49,000
                                                               -------

Decrease in provision for loan losses                         (148,000)

Recoveries of previous write-offs:
 Computer systems and software                                 100,000
                                                               -------

Change in net unrealized fair value of
 notes receivable                                              (48,000)
                                                               -------
Balance at September 30, 1995                                $   1,000
                                                               =======


The allowance for loan losses is adjusted quarterly based upon changes to the portfolio size and risk profile. Although the allowance is established by evaluating individual debtor repayment ability, the allowance represents the Managing General Partners' assessment of the portfolio as a whole.

6.     Short-Term Borrowings
       ---------------------

The Partnership has borrowing accounts with two financial institutions. At September 30, 1995, the borrowing capacity of these two accounts, which fluctuate based on collateral value, totaled $3,955,036; subsequent to quarter end, as of November 3, 1995, the borrowing capacity totaled $3,516,316. The outstanding balance at September 30, 1995 was $2,869,078. The weighted-average interest rates for the two accounts were 8.37% and 9.37% for the nine months ended September 30, 1995. For the year ended December 31, 1994, the corresponding weighted-average interest rates were 6.24% and 0%. Interest expense of $179,210 was recorded for the first nine months of 1995. The Partnership's investments in Shaman Pharmaceuticals, Inc. and SyStemix, Inc. are pledged as collateral.

7.     Commitments
       -----------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At September 30, 1995, the Partnership had unfunded commitments as follows:

Type
----
Equity investments                                      $291,666
Bridge note                                              262,500
Venture capital limited partnership investments          313,650
                                                         -------
    Total                                               $867,816
                                                         =======


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

During the nine months ended September 30, 1995, net cash used by operating activities totaled $952,909. The Partnership paid management fees of $310,825 to the Managing General Partners and reimbursed related parties for operating expenses of $386,730. In addition, $37,341 was paid to the individual general partners as compensation for their services. Other operating expenses of $173,091 were paid and $89,619 in interest income was received. The Partnership also paid interest of $224,256 on borrowings and received $89,715 in reimbursement from portfolio companies for collection expenses.

During the nine months ended September 30, 1995, the Partnership issued $62,500 in notes receivable to a portfolio company in the computer systems and software industry and funded equity investments of $900,834 primarily to portfolio companies in the communications, microelectronics, and computer systems and software industries. Repayments of notes receivable and equity investments provided cash of $284,980 and $179,000, respectively. Proceeds from sales of equity investments were $775,842. The Partnership received $100,000 as recoveries from equity investments previously written off and $56,328 in distributions from venture capital limited partnership investments.

The Partnership had borrowing accounts with two financial institutions. At September 30, 1995, the borrowing capacity, which fluctuates based on collateral value, totaled $3,955,036. Subsequent to quarter end, as of November 3, 1995, the borrowing capacity totaled $3,516,316. The outstanding balance at September 30, 1995 was $2,869,078 of which $701,210 was drawn during the first nine months of 1995. The Partnership's investments in Systemix, Inc. and Shaman Pharmaceuticals, Inc. are pledged as collateral.

During the first nine months of 1995, AG Associates, Inc. and YES! Entertainment Corporation completed their IPO's. Although the Partnership's holdings in YES! Entertainment Corporation are subject to selling restrictions, the IPO indicates potential future liquidity for this investment. The Partnership has already sold its holdings in AG Associates, Inc.

Cash and cash equivalents at September 30, 1995 were $191,618. At September 30, 1995, the Partnership was committed to fund $867,816 in additional investments. Future interest income earned on notes receivable, proceeds from investment sales, remaining borrowing capacity on borrowing accounts and support from General Partners are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net income was $1,977,471 for the three months ended September 30, 1995 compared to a net loss of $1,044,393 during the same period in 1994. The change was primarily due to a $2,869,805 increase in the change in net unrealized fair value of equity investments, a $100,000 increase in recoveries from investments previously written off, and a $78,350 decrease in total operating expenses.

During the quarter ended September 30, 1995, the increase in fair value of equity investments of $2,125,483 was substantially attributable to increases in a portfolio company in the pharmaceuticals industry. During the same period in 1994, the decrease of $744,322 was mainly related to the same portfolio company in the pharmaceuticals industry.

During the quarter ended September 30, 1995, the Partnership recorded a $100,000 recovery from a note receivable investment in the computer systems and software industry that was previously written off. There was no such recoveries in the third quarter of 1994.

Total operating expenses were $156,289 for the three months ended September 30, 1995 compared to $234,639 for the same period in 1994. In August 1995, the Partnership received a reimbursement of $68,405 in collection expenses from a portfolio company in the computer systems and software industry. Investment operations expenses have been reduced by this amount. Had there been no recovery of prior period costs, total operating expenses would have been $224,694 for the quarter ended September 30, 1995. The decrease from 1994 was primarily due to lower investment operations and administrative and investor services expenses as well as lower professional fees from lower overall portfolio activities, partially offset by higher interest expense from short-term borrowings.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

Current nine months compared to corresponding nine months in the
----------------------------------------------------------------
preceding year
--------------

Net income was $3,344,412 for the nine months ended September 30, 1995 compared to a net loss of $4,633,579 for the same period in 1994. The change was primarily due to a $8,919,421 increase in the change in net unrealized fair value of equity investments, a $182,319 decrease in total operating expenses and a $142,582 increase in recoveries from investments previously written off. These changes were partially offset by a $768,684 increase in realized losses from investment write-downs, a $429,620 increase in net realized loss from sales of equity investments and a $135,981 decrease in total income.

During the nine months ended September 30, 1995, the increase in fair value of equity investments of $5,289,962 was substantially attributable to increases in a portfolio company in the pharmaceuticals industry. During the same period in 1994, the decrease of $3,629,459 was primarily attributable to portfolio companies in the pharmaceuticals and retail/consumer products industries, partially offset by increases in the medical and computer systems and software industries.

Total operating expenses were $695,062 for the nine months ended September 30, 1995 compared to $877,381 for the same period in 1994. In 1995, the Partnership received reimbursements totaling $89,715 from portfolio companies in the computer systems and software and medical/biotechnology industries. Investment operations expenses have been reduced by this amount. Had there been no recovery of prior period costs, total operating expenses would have been $784,777 in 1995. The decrease from 1994 was primarily due to lower investment operations and administrative and investor services from decreased overall portfolio activities, partially offset by higher interest expense.

The Partnership recorded recoveries of $142,582 from investments previously written off for the nine months ended September 30, 1995. These recoveries were attributable to portfolio companies in the computer systems and software and medical/biotechnology industries. There were no such recoveries during the same period in 1994.

During the nine months ended September 30, 1995, the Partnership recorded realized losses from investment write-downs of $771,184 mainly attributable to portfolio companies in the retail/consumer products and communications industries. There was a $2,500 investment write-down for the same period in 1994.

Net realized loss from sales of equity investments for the nine months ended September 30, 1995 of $429,620 mainly related to the sale of AG Associates, Inc. There were no investment sales during the same period in 1994.

Total income was $111,555 and $247,536 for the nine months ended
September 30, 1995 and 1994, respectively. The decrease was primarily due to lower outstanding convertible and secured notes receivable balances.

II.     OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended September 30, 1995.

(b) Financial Data Schedule for the nine months ended and as of September 30, 1995 (Exhibit 27).

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

                         TECHNOLOGY FUNDING VENTURE PARTNERS IV,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  November 10, 1995 By:         /s/Frank R. Pope
                            -------------------------------------------
                                     Frank R. Pope
                                     Executive Vice President and
                                     Chief Financial Officer