Form 10-K
period 1995-12-31
TECHNOLOGY FUNDING VENTURE PARTNERS IV
filed 1996-03-25
CIK 826595

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For The Year Ended December 31, 1995

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

            For the transition period from N/A to N/A
                                           ---    ---

                      Commission File No. 814-55

TECHNOLOGY FUNDING VENTURE PARTNERS IV, AN AGGRESSIVE GROWTH FUND, L.P.
-----------------------------------------------------------------------
         (Exact name of Registrant as specified in its charter)

          DELAWARE                            94-3054600
-------------------------------    ----------------------------------
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
incorporation or organization)

2000 Alameda de las Pulgas, Suite 250
San Mateo, California                                          94403
---------------------------------------                     --------
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
Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.               [   ]
No active market for the units of limited partnership interests ("Units") exists, and therefore the market value of such Units cannot be determined.
Documents incorporated by reference: Portions of the Prospectus dated February 24, 1989 forming a part of Registration Statement No. 33-19201, filed pursuant to Rule 424(c) of the General Rules and Regulations under the Securities Act of 1933, as modified by Post-Effective Amendment No. 1 dated April 23, 1990, are incorporated by reference in Parts I and III hereof. Portions of the Prospectus of Technology Funding Medical Partners I, L.P., as modified by Cumulative Supplement No. 4 dated January 4, 1995, forming a part of the May 3, 1993, Pre-Effective Amendment No. 3 to the Form N-2 Registration Statement No. 33-54002 dated October 30, 1992, is incorporated by reference in Part III hereof.

                                   PART I

Item 1.  BUSINESS
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

Item 2.  PROPERTIES
------   ----------

The Registrant has no material physical properties.

Item 3.  LEGAL PROCEEDINGS
------   -----------------

There are no material pending legal proceedings to which the Registrant is party or of which any of its property is the subject, other than ordinary routine litigation incidental to the business of the Partnership.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

No matter was submitted to a vote of the holders of units of limited partnership interests ("Units") during 1995.


                                  PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
------   -------------------------------------------------------------
         MATTERS
         -------

        (a) There is no established public trading market for the Units.

        (b) At December 31, 1995, there were 7,821 record holders of
            Units.

        (c) The Registrant, being a partnership, does not pay dividends. Cash distributions, however, may be made to the partners in the Partnership pursuant to the Registrant's Partnership Agreement.

Item 6.  SELECTED FINANCIAL DATA
------   -----------------------



                                        For the Years Ended and As of December 31,
                             ------------------------------------------------------------
                                 1995            1994        1993         1992        1991
                                 ----            ----        ----         ----        ----


Total income                 $   130,779        296,948     678,321     555,324   1,395,698
Net operating loss            (2,106,285)    (1,314,484) (1,514,788) (1,736,601) (1,108,680)
Net realized loss from
 venture capital limited
 partnership investments              --             --     (15,402)    (25,726)    (88,526)
Net realized (loss) gain
  from sales of
  investments equity             (80,764)            --  25,856,978  25,399,530          --
Recoveries from investments
  previously written off         145,248             --          --          --          --
Realized losses from
  investment write-downs      (2,532,447)      (843,311) (1,377,494) (3,323,404)   (599,900)
Net realized (loss) income    (4,574,248)    (2,157,795) 20,949,294  20,313,799  (1,797,106)
Change in net unrealized
 fair value:
  Equity investments           4,065,995     (2,854,255) (9,857,060) 14,857,889  12,428,330
  Notes receivable	                49,000          5,000      94,000    (138,391)     (9,609)
Net (loss) income               (459,253)    (5,007,050) 11,186,234  35,033,297  10,621,615
Net realized (loss) income
  per Unit                            (9)            (4)         42          45          (4)
Total assets	                  43,065,771     40,606,795  43,520,755  63,032,147  39,214,887
Distributions declared                --             -- (24,514,748)(17,433,949)         --





Refer to the financial statement notes entitled "Summary of Significant Accounting Policies" and "Allocation of
Profits and Losses" for a description of the method of calculation of net realized income (loss) per Unit.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
------   -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

Liquidity and Capital Resources
-------------------------------

In 1995, net cash used by operations totaled $1,304,932.
The Partnership paid management fees of $424,146 to the Managing General Partners and reimbursed related parties for operating expenses of $491,677 in 1995. In addition, $47,899 was paid to the individual general partners as compensation for their services. Other operating expenses of $210,162 were paid and interest income of $97,362 was received. The Partnership also paid interest of $318,125 on borrowings and received
$89,715 in reimbursements from portfolio companies for collection expenses.

In 1995, the Partnership funded equity investments of $1,331,665 mostly to portfolio companies in the communications, microelectronics, and computer systems and software industries and issued $62,500 in notes receivable to a portfolio company in the computer systems and software industry. Repayments of notes receivable and equity investments provided cash of $290,269 and $193,500, respectively. Proceeds from sales of equity investments were $1,272,527. The
Partnership received $100,000 as recoveries from equity investments previously written off and $372,522 in cash distributions from venture capital limited partnership investments.

The Partnership has borrowing accounts with two financial institutions. The borrowing capacity of these accounts, which fluctuates based on collateral value, totaled $4,238,304 at December 31, 1995. The outstanding balance at December 31, 1995 was $2,902,626 of which $734,758 was drawn in 1995. The Partnership's investments in SyStemix, Inc. and Shaman
Pharmaceuticals, Inc. are pledged as collateral.
Subsequent to year end, the Partnership sold 575,000 common shares of Shaman Pharmaceuticals, Inc. for total proceeds of $3,784,375; $1,735,784 of such proceeds was used to pay off its outstanding balance with one financial institution. The remaining borrowing capacity for both accounts, which fluctuates based on collateral value, was approximately $3.1 million as of March 12, 1996.

During 1995, AG Associates, Inc., YES! Entertainment
Corporation and Cardiometrics, Incorporated completed their IPOs. Although the Partnership's holdings in YES!
Entertainment Corporation are subject to selling restrictions, the IPO indicates potential future liquidity for this investment; the Partnership's investment in Cardiometrics, Incorporated is not restricted. The Partnership has already sold its holdings in AG Associates, Inc.

Cash and cash equivalents at December 31, 1995 were $274,980. As of December 31, 1995, the Partnership was committed to fund $1,393,233 in additional investments and has an outstanding guarantee of $500,000 as discussed in Note 9 to the financial statements. Future interest income earned on notes receivable, remaining capacity on the borrowing accounts, and proceeds from investment sales are expected to be adequate to fund
Partnership operations through the next twelve months.

Results of Operations
---------------------

1995 compared to 1994
---------------------

Net loss was $459,253 in 1995 compared to $5,007,050 in 1994. The decrease in net loss was primarily due to a $6,920,250 increase in the change in net unrealized fair value of equity investments and a $145,248 increase in recoveries from investments previously written off.
These changes were partially offset by a $1,689,136 increase in realized losses from investment write-downs, a $647,394 increase in total operating expenses and a $166,169 decrease in total income.

During 1995, the increase in fair value of equity investments of $4,065,995 was primarily attributable to increases in portfolio companies in the pharmaceuticals, computer systems and software, and communications industries, partially offset by decreases in the medical/biotechnology industry. In 1994, the decrease of $2,845,255 was primarily attributable to decreases in portfolio companies in the pharmaceuticals and microelectronics industries, partially offset by increases in the communications and medical/biotechnology industries.

In 1995, the Partnership recorded recoveries of $145,248 from investments previously written off related to portfolio companies in the computer systems and software, and medical/biotechnology industries. There were no such recoveries in 1994.

During 1995, the Partnership recorded realized losses from investment write-downs of $2,532,447 mainly attributable to portfolio companies in the microelectronics, retail/consumer products and communications industries. There were $843,311 in investment write-downs in 1994 primarily related to equity investments in the medical/biotechnology and microelectronics industries.

Total operating expenses were $1,759,642 and $1,112,248
in 1995 and 1994, respectively. As discussed in Note 3 to the financial statements, the 1995 total operating expenses included additional administrative and investors services expense of $812,580. If this amount had been recorded in prior years, total operating expenses would have been $1,018,228 and $1,196,527 in 1995 and 1994, respectively. The decrease was primarily due to lower administrative and investor services, and investment operations expenses from lower overall portfolio activities, partially offset by higher interest expense from short-term borrowings.

Total income was $130,779 and $296,948 in 1995 and 1994,
respectively. The decrease was primarily due to lower outstanding convertible and secured notes receivable balances.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.


1994 compared to 1993
---------------------

Net loss was $5,007,050 in 1994 compared to a net income of $11,186,234 in 1993. The change was primarily due to a decrease in net realized gain from sales of equity investments of $23,856,978 and a $338,587 decrease in short-term investments interest income. These changes were partially offset by a $7,002,805 decrease in the change in net unrealized fair value of equity investments, a $534,183 decrease in realized losses from investment write-downs, a $343,881 decrease in management fees, and a $235,846 decrease in operating expenses.

There were no investment sales in 1994. Net realized gain from sales of equity investments for 1993 of $23,856,978 was mostly related to Pyxis Corporation.

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

During 1994 and 1993, the Partnership realized losses from investment write-downs of $843,311 and $1,377,494, respectively. The write-downs in 1994 primarily related to equity investments in the medical/biotechnology and microelectronics industries. In 1993, write-downs primarily related to equity investments in the microelectronics, medical/biotechnology, and semiconductor industries.

The Partnership incurred management fees of $456,017 and $799,898 during 1994 and 1993, respectively. Pursuant to the Partnership Agreement, management fees were two percent per annum of total Limited Partner capital contributions until February 15, 1994. Beginning on
February 16, 1994, quarterly management fees are equal to one quarter of one percent of the fair value of Partnership assets.

Total operating expenses were $1,112,248 in 1994 compared to $1,348,094 in 1993. As discussed above, had the additional expenses in 1995 been recorded in prior years, total operating expenses would have been $1,196,527 and $1,447,159 in 1994 and 1993, respectively. The decrease of $250,632 was primarily attributable to lower investment operations and administrative and investor services expenses due to an overall lower level of portfolio activities.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------   -------------------------------------------

The financial statements of the Registrant are set forth in Item 14.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
------   ------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------

Registrant has reported no disagreements with its accountants on matters of accounting principles or practices or financial statement disclosure.

                               PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------  --------------------------------------------------

As a partnership, the Registrant has no directors or executive officers. The Management Committee is responsible for the management and administration of the Partnership. The members of the Management Committee consist of the three individual general partners and a representative from each of Technology Funding Ltd., a California limited partnership ("TFL"), and its wholly-owned subsidiary, Technology Funding Inc., a California corporation ("TFI"). TFL and TFI are the Managing
General Partners. Information concerning the ownership of TFL and the business experience of the key officers of TFI and the partners of TFL is incorporated by reference from the sections entitled "Management of the Partnership - The General Partners" and "Management of the Partnership - Key Personnel of the Managing General
Partners" in the Prospectus. Changes in this information that have occurred since the date of the Prospectus are included in the Technology Funding
Medical Partners I, L.P. Prospectus, as modified by
Cumulative Supplement No. 4 dated January 4, 1995, forming a part of the May 3, 1993, Pre-Effective
Amendment No. 3 to the Form N-2 Registration Statement
No. 33-54002 dated October 30, 1992 which is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION
-------  ----------------------

As a partnership, the Registrant has no officers or directors. In 1995, the Partnership incurred $429,523 in management fees. The fees are designed to compensate the Managing General Partners for General Partner
Overhead incurred in performing management duties for the Partnership through December 31, 1995. General
Partner Overhead (as defined in the Partnership
Agreement) includes the General Partners' share of rent and utilities, and certain salaries and benefits paid by the Managing General Partners in performing their obligations to the Partnership. As compensation for their services, the individual general partners each receive $10,000 annually, plus $1,000 for each attended meeting of the management committee and related expenses. In 1995, $47,899 of such fees were paid.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
-------  ---------------------------------------------------
MANAGEMENT
----------

Not applicable. No Limited Partner beneficially holds more than 5% of the aggregate number of Units held by all Limited Partners, and neither the Managing General
Partners nor any of their officers, directors or partners own any Units. The three individual general partners each own 20 Units. The General Partners control the affairs of the Partnership pursuant to the Partnership Agreement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------  ----------------------------------------------

The Registrant, or its investee companies, have engaged in no transactions with the Managing General Partners or their officers and partners other than as described above, in the notes to the financial statements, or in the Partnership Agreement.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
-------  -------------------------------------------------------
         FORM 8-K
         --------

        (a)  List of Documents filed as part of this Annual
Report on Form 10-K

             (1) Financial Statements - the following financial statements are filed as a part of this Report:

                  Independent Auditors' Report
                  Balance Sheets as of December 31, 1995
                    and 1994
                  Statements of Operations for the years
                    ended December 31, 1995, 1994 and 1993
                  Statements of Partners' Capital for the years
                    ended December 31, 1995, 1994 and 1993
                  Statements of Cash Flows for the years
                    ended December 31, 1995, 1994 and 1993
                  Notes to Financial Statements

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

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed by the Registrant during the year ended December 31, 1995.

         (c) Financial Data Schedule for the year ended and as of December 31, 1995 (Exhibit 27).

                     INDEPENDENT AUDITORS' REPORT
                     ----------------------------

The Partners
Technology Funding Venture Partners IV, An Aggressive Growth
Fund, L.P.:


We have audited the accompanying balance sheets of Technology Funding Venture Partners IV, An Aggressive Growth Fund, L.P. (a Delaware limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of certain securities and loans owned, by correspondence with the individual investee and borrowing companies, and a physical examination of those securities held by a safeguarding agent as of December 31, 1995 and 1994. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Funding Venture Partners IV, An Aggressive Growth Fund, L.P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles.



San Francisco, California                   KPMG Peat Marwick LLP
March 22, 1996

BALANCE SHEETS
--------------

                                                 December 31,
                                           ----------------------
                                             1995          1994
                                             ----          ----

ASSETS

Investments:
  Equity investments (cost basis of
   $24,932,960 and $26,617,314 for 1995
   and 1994, respectively)               $42,711,618  40,329,977
  Notes receivable, net
    (cost basis of $67,826 and
    $289,339 for 1995 and 1994,
    respectively)                             67,826     240,339
                                          ----------  ----------

       Total investments                  42,779,444  40,570,316

Cash and cash equivalents                    274,980      10,501

Other assets                                  11,347      25,978
                                          ----------  ----------

       Total                             $43,065,771  40,606,795
                                          ==========  ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses    $    22,993      24,979

Due to related parties                       856,733      29,635

Short-term borrowings                      2,902,626   2,167,868

Promissory note                            1,363,332          --

Interest payable                              29,209          --

Other liabilities                             60,640      94,822
                                          ----------  ----------

    Total liabilities                      5,235,533   2,317,304

Commitments, contingencies and subsequent events
  (Notes 3, 5, 8 and 9)

Partners' capital:
  Limited Partners
   (Units outstanding of 400,000
    for both 1995 and 1994)               18,182,086  21,841,484
  Managing General Partners                1,869,494   2,784,344
  Net unrealized fair value increase
    (decrease) from cost:
    Equity investments                    17,778,658  13,712,663
    Notes receivable                              --     (49,000)
                                          ----------  ----------

    Total partners' capital               37,830,238  38,289,491
                                          ----------  ----------

      Total                              $43,065,771  40,606,795
                                          ==========  ==========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS
------------------------

                               For the Years Ended December 31,
                             ------------------------------------
                                1995          1994        1993
                                ----          ----        ----

Income:
  Notes receivable
   interest               $   117,677      271,361       318,130
  Short-term investments
   interest                    11,935       21,380       359,967
  Other income                  1,167        4,207           224
                           ----------   ----------    ----------

     Total income             130,779      296,948       678,321

Costs and expenses:
  Management fees             429,523      456,017       799,898
  Individual general
   partners' compensation      47,899       42,000        38,117
  Amortization of
   organizational costs            --        1,167         7,000
  Operating expenses:
    Investment operations     132,665      433,926       558,864
    Administrative and
     investor services      1,106,796      445,707       518,317
    Computer services          88,742      108,310       151,138
    Professional fees          84,105       89,419       119,775
    Interest expense          347,334       34,886            --
                           ----------   ----------    ----------

      Total operating
       expenses             1,759,642    1,112,248     1,348,094
                           ----------   ----------    ----------

  Total costs and expenses  2,237,064    1,611,432     2,193,109
                           ----------   ----------    ----------

Net operating loss         (2,106,285)  (1,314,484)   (1,514,788)

  Net realized loss
   from venture
   capital limited
   partnership investments         --           --       (15,402)
  Net realized (loss) gain
   from sales of equity
   investments                (80,764)          --    23,856,978
  Recoveries from investments
   previously written off     145,248           --            --
  Realized losses from
   investment write-downs  (2,532,447)    (843,311)   (1,377,494)
                           ----------   ----------    ----------

Net realized (loss) income (4,574,248)  (2,157,795)   20,949,294

Change in net unrealized
  fair value:
  Equity investments        4,065,995   (2,854,255)   (9,857,060)
  Notes receivable             49,000        5,000        94,000
                           ----------   ----------    ----------

Net (loss) income         $  (459,253)  (5,007,050)   11,186,234
                           ==========   ==========    ==========

Net realized (loss)
 income per Unit          $        (9)          (4)           42
                           ==========   ==========    ==========

See accompanying notes to financial statements.

STATEMENTS OF PARTNERS' CAPITAL
-------------------------------

For the years ended December 31, 1995, 1994 and 1993:

                                                   Net Unrealized Fair Value
                                                 Increase (Decrease) From Cost
                                                 -----------------------------
                                        Managing
                            Limited      General     Equity        Notes
                            Partners    Partners   Investments   Receivable   Total
                            --------    --------   -----------   ----------   -----



Partners' capital,
 December 31, 1992        $29,396,498      952,579  26,423,978   (148,000)  56,625,055

Net realized income        16,759,435    4,189,859          --         --   20,949,294

Distributions             (22,588,213)  (1,926,535)         --         --  (24,514,748)

Change in net unrealized
 fair value:
  Equity investments               --           --  (9,857,060)        --   (9,857,060)
  Notes receivable                 --           --          --     94,000       94,000
                           ----------    ---------  ----------    -------   ----------

Partners' capital,
 December 31, 1993         23,567,720    3,215,903  16,566,918    (54,000)  43,296,541

Net realized loss          (1,726,236)    (431,559)         --         --   (2,157,795)

Change in net unrealized
 fair value:
  Equity investments               --           --  (2,854,255)        --   (2,854,255)
  Notes receivable                 --           --          --      5,000        5,000
                           ----------    ---------  ----------    -------   ----------

Partners' capital,
 December 31, 1994         21,841,484    2,784,344  13,712,663    (49,000)  38,289,491

Net realized loss          (3,659,398)    (914,850)         --         --   (4,574,248)

Change in net unrealized
 fair value:
  Equity investments               --           --   4,065,995         --    4,065,995
  Notes receivable                 --           --          --     49,000       49,000
                           ----------    ---------  ----------    -------   ----------

Partners' capital,
 December 31, 1995        $18,182,086    1,869,494  17,778,658         --   37,830,238
                           ==========    =========  ==========    =======   ==========

See accompanying notes to financial statements.


STATEMENTS OF CASH FLOWS
------------------------


                                 For The Years Ended December 31,
                             ------------------------------------
                               1995           1994        1993
                               ----           ----        ----


Cash flows from operating
 activities:
  Interest received        $    97,362      127,524      458,175
  Cash paid to vendors        (210,162)    (267,943)    (434,341)
  Cash paid to related
   parties                    (963,722)  (1,349,828)  (1,748,793)
  Interest paid on short-
   term borrowings            (318,125)     (34,886)          --
  Reimbursement of collection
   expenses received from
   portfolio companies          89,715           --           --
                             ---------    ---------   ----------

    Net cash used by
     operating activities   (1,304,932)  (1,525,133)  (1,724,959)
                             ---------    ---------   ----------

Cash flows from investing
 activities:
  Notes receivable issued      (62,500)          --     (401,668)
  Purchase of equity
   investments              (1,331,665)  (3,758,976)  (3,410,622)
  Repayment of notes
   receivable                  290,269       24,766       67,345
  Repayment of equity
   investments                 193,500           --           --
  Recoveries from investments
   previously written off      100,000           --           --
  Proceeds from sales of
    equity investments       1,272,527           --   24,421,558
  Distributions from venture
   capital limited
   partnership investments     372,522       29,129       38,399
                             ---------    ---------   ----------
    Net cash provided
     (used) by investing
     activities                834,653   (3,705,081)  20,715,012
                             ---------    ---------   ----------

Cash flows from financing
 activities:
  Proceeds from short-term
   borrowings, net             734,758    2,167,868           --
  Distributions to Limited
   and General Partners             --           --  (30,715,623)
                             ---------    ---------   ----------

  Net cash provided (used)
   by financing activities     734,758    2,167,868  (30,715,623)
                             ---------    ---------   ----------

Net increase (decrease) in
 cash and cash equivalents     264,479   (3,062,346) (11,725,570)

Cash and cash equivalents
 at beginning of year           10,501    3,072,847   14,798,417
                             ---------    ---------   ----------

Cash and cash equivalents
 at end of year            $   274,980       10,501    3,072,847
                             =========    =========   ==========

See accompanying notes to financial statements.

-----------------------------------


                               For the Years Ended December 31,
                           --------------------------------------
                               1995         1994          1993
                               ----         ----          ----



Reconciliation of net
 (loss) income to net cash
 used by operating activities:

Net (loss) income          $  (459,253)  (5,007,050)  11,186,234

Adjustments to reconcile
 net (loss) income to net cash
 used by operating activities:
  Net realized loss
   from venture capital
   limited partnership
   investments                      --           --       15,402
  Net realized (loss) gain from
   sales of equity investments  80,764           --  (23,856,978)
  Realized losses from
   investment write-downs    2,532,447      843,311    1,377,494
  Recoveries from
   investments previously
   written off                (145,248)          --           --
  Change in net unrealized
   fair value:
     Equity investments     (4,065,995)   2,854,255    9,857,060
     Notes receivable          (49,000)      (5,000)     (94,000)
  Other, net                    (1,292)         667        4,418

Changes in:
  Accrued interest on
   notes receivable            (32,125)    (168,924)    (209,806)
  Accounts payable and
   accrued expenses             (1,986)     (37,701)      11,321
  Due to/from related
   parties                     827,098      (56,112)     (25,223)
  Other, net                     9,658       51,421        9,119
                            ----------   ----------   ----------

Net cash used by
 operating activities      $(1,304,932)  (1,525,133)  (1,724,959)
                             =========   ==========   ==========

Non-cash investing
 activities:

Purchase of equity
 investments financed
 by a promissory note      $ 1,363,332           --           --
                             =========   ==========   ==========

Notes receivable and
 accrued interest
 converted to equity
 investments               $        --           --      557,400
                             =========   ==========   ==========

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
-----------------------------

1.  Summary of Significant Accounting Policies
    ------------------------------------------

Organization
------------

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

Preparation of Financial Statements and Use of Estimates
--------------------------------------------------------

These financial statements have been prepared on the accrual basis of accounting in accordance with the generally accepted accounting principles. This required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The financial statements included non-marketable investments of $28,249,933 and $35,739,443 (75% and 93% of partners' capital) as of December 31, 1995 and 1994, respectively, whose values have been estimated by the Managing General Partners in the absence of readily ascertainable market values. Because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for investments existed, and the differences could be material. In addition, for certain publicly traded investments that may not be marketable due to selling restrictions, the Managing General Partners have applied an illiquidity discount of 25% in determining fair value as mentioned below.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents are principally comprised of cash invested in demand accounts and money market instruments and are stated at cost plus accrued interest. The Partnership considers all money market and short-term investments with an original maturity of three months or less to be cash equivalents.

Organizational Costs
--------------------

Organizational costs of $35,000 are amortized over 60 months, using the straight-line method.

Provision for Income Taxes
--------------------------

No provision for income taxes has been made by the Partnership, as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

Since the accompanying financial statements are prepared using generally accepted accounting principles which may not equate to tax accounting, the Partnership's total tax basis in investments was higher than the reported total cost basis of $25,000,786 by $2,599,757 as of December 31, 1995.

Net Realized Income (Loss) Per Unit
-----------------------------------

Net realized income (loss) per Unit is calculated by dividing the number of Units outstanding (400,000) as of December 31, 1995, 1994 and 1993 into the total net realized income (loss) allocated to the Limited Partners. The Managing General Partners contributed an amount equal to 0.1% of total Limited Partner capital contributions and did not receive any Partnership Units.

Investments:
-----------

The Partnership's method of accounting for investments, in accordance with generally accepted accounting principles, is the fair value basis used for investment companies. The fair value of Partnership investments is their initial cost basis with changes as noted below:

     Equity Investments
     ------------------

The fair value for publicly-traded equity investments (marketable equity securities) is based upon the five-day-average closing sales price or bid/ask price that is available on a national securities exchange or over-the-counter market. Certain publicly-traded equity investments may not be marketable due to selling restrictions. For publicly-traded equity investments with selling restrictions, an illiquidity discount of 25% is applied when determining fair value. Sales of equity investments are recorded on the trade date. The basis on which cost is determined in computing realized gains or losses is generally specific identification.

Other equity investments, which are not publicly traded, are generally valued utilizing pricing obtained from the most recent round of third-party financings. Valuation is determined quarterly by the Managing General Partners. Included in equity investments are convertible and subordinated notes receivable as repayment of these notes generally occur through conversion into equity investments.

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

2.  Change in Net Unrealized Fair Value of Equity Investments
    ---------------------------------------------------------

In accordance with the accounting policy as stated in Note 1, the Statements of Operations include a line item entitled "Change in net unrealized fair value of equity investments." The table below discloses details of the changes:


                              For the Years Ended December 31,
                              --------------------------------
                               1995           1994       1993
                               ----           ----       ----

Increase in fair value
 from cost of marketable
 equity securities         $ 5,167,115    1,592,683    5,990,109

Increase in fair value
 from cost of non-marketable
 equity securities          12,611,543   12,119,980   10,576,809
                            ----------   ----------   ----------

  Net unrealized fair
   value increase from
   cost at end of year      17,778,658   13,712,663   16,566,918
  Net unrealized fair
   value increase
   from cost at
   beginning of year        13,712,663   16,566,918   26,423,978
                            ----------   ----------   ----------

Change in net unrealized
 fair value of equity
 investments               $ 4,065,995   (2,854,255)  (9,857,060)
                            ==========   ==========   ==========

3.  Related Party Transactions
    --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs in 1995, 1994 and 1993 were as follows:


                              For the Years Ended December 31,
                            -------------------------------------
                             1995           1994           1993
                             ----           ----           ----


Management fees            $429,523       456,017        799,898
Individual general
 partners' compensation      47,899        42,000         38,117
Amortization of
 organizational costs            --         1,167          7,000
Reimbursable operating
 expenses:
  Investment operations     117,397       398,855        419,522
  Administrative and
   investor services      1,017,544       288,534        314,895
  Computer services          88,742       108,310        151,138


Management fees are equal to two percent for the third, fourth, and fifth years of Partnership operations, and one quarter of one percent of the fair value of Partnership assets for each quarter in the sixth and subsequent years. The Partnership's sixth year began in mid-February 1994. Management fees compensate the Managing General Partners solely for General Partner Overhead (as defined in the Partnership Agreement) incurred in supervising the operation and management of the Partnership and the Partnership's investments. Management fees due to the Managing General Partners were $38,347 and $32,970 at December 31, 1995 and 1994, respectively.

As compensation for their services, each of the individual general partners receive $10,000 annually, plus $1,000 for each attended meeting of the Management Committee and related expenses. The three individual general partners each own 20
Units.

The Partnership reimburses the Managing General Partners for operating expenses incurred in connection with the business of the Partnership. Reimbursable operating expenses include expenses (other than Organizational and Offering expenses and General Partner Overhead) such as investment operations, administrative and investor services and computer services. During late 1995, operating cost allocations to the Partnership were reevaluated. The Managing General Partners determined that they had not fully recovered allocable overhead as permitted by the Partnership Agreement. As a result, the Partnership was charged additional administrative and investor services costs of $812,580, which was not previously recognized by the Partnership; this charge consisted of $71,166, $84,279, $99,065 and $558,070 related to 1995, 1994, 1993 and prior years, respectively. If this charge had been recorded in prior years, total operating expenses would have been $1,018,228, $1,196,527 and $1,447,159 for 1995, 1994 and 1993, respectively. At December 31, 1995, there was $818,386 of such reimbursable expenses due to related parties compared to $3,335 due from related parties at December 31, 1994.

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

(ii) Second, to the partners as necessary to offset the net loss and sales commissions previously allocated under (b)(ii) below; then

(iii)75% to the Limited Partners as a group in proportion to the number of Units held, 5% to the Limited Partners in proportion to the Unit Months of each Limited Partner, and 20% to the Managing
General Partners. Unit months are the number of half months a Unit would be outstanding if held from the date the original holder of such Unit was deemed admitted into the Partnership until the termination of the offering of Units.

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





5.  Equity Investments
    ------------------

At December 31, 1995 and 1994, equity investments consisted of:

                                        Original    December 31, 1995     December 31, 1994
                                        Principal   ------------------    -----------------
                            Investment  Amount or    Cost      Fair       Cost       Fair
Industry/Company  Position     Date      Shares      Basis     Value      Basis      Value
----------------  --------     ----      ------      -----     -----      -----      -----


Communications
--------------
Coded              Common
 Communications    shares
 Corporation                  04/93      145,454 $   149,818    143,999   396,000    171,781
Coded              Common
 Communications    share
 Corporation       warrant
                   at $3.16;
                   expired
                   04/95      04/93      145,454          --         --      4,000          0
Terrapin, Inc.     Convertible
                   note (1)   05/95     $125,000     131,000    131,000         --         --
Terrapin, Inc.     Convertible
                   note (1)   08/95     $125,000     128,448    128,448         --         --
Terrapin, Inc.     Convertible
                   note (1)   12/95     $125,000     125,586    125,586         --         --
Unitech Telecom,   Convertible
 Inc.              note (1)   05/94     $100,000          --         --    106,040    106,040
Unitech Telecom,   Common
 Inc.              share
                   warrant
                   at $2.75;
                   expiring
                   05/99      05/94       36,364           0    502,187          0          0
Unitech Telecom,   Series A
 Inc.              Preferred
                   shares     03/95       46,875     375,000    776,250         --         --

Computer Systems and Software
-----------------------------
Ascent Logic       Common
 Corporation       share
                   warrant
                   at $.94;
                   expiring
                   03/97      03/92       31,915       2,500          0      2,500          0
Ascent Logic       Series C
 Corporation       Preferred
                   shares     10/92      106,383      99,000     37,234     99,000     37,234
Ascent Logic       Series D
 Corporation       Preferred
                   share
                   warrant
                   at $.35;
                   expired
                   01/95      10/92      142,857          --         --      1,000          0
Multiport, Inc.    Series A
                   Preferred  05/93 -
                   shares     08/93    2,440,000     797,400  2,528,905    797,400  2,629,636
Quintar            Series A
 Corporation       Convertible
                   Preferred
                   shares     11/89    1,200,000   1,200,000  1,800,000  1,200,000  1,800,000
Quintar            Convertible
 Corporation       secured
                   note (1)   10/93     $500,000          --         --    554,201    554,201
Quintar            Common
 Corporation       share
                   warrant
                   at $1.00;
                   expiring
                   10/98      10/93      145,000           0     72,500          0     72,500
Quintar            Series A
 Corporation       Preferred
                   shares     05/95      384,178     576,267    576,267         --         --
Reflection         Series F
 Technology, Inc.  Preferred
                   shares     01/94       28,572      50,001     88,573     50,001     60,001
Reflection         Common
 Technology, Inc.  shares     05/94       19,567      22,502     60,658     22,502     41,091
Reflection         Series D
 Technology, Inc.  Preferred
                   shares     11/94      869,565   1,000,000  2,695,652  1,000,000  1,826,086
Reflection         Series G
 Technology, Inc.  Preferred
                   shares     11/94      172,877     312,500    535,918    312,500    363,041
Reflection         Series D
 Technology, Inc.  Preferred
                   shares     11/94      163,043     187,498    505,433    187,498    342,391
Reflection         Series I
 Technology, Inc.  Preferred
                   shares     11/95       40,322     124,998    124,998         --         --
Velocity           Series A
 Incorporated      Preferred
                   shares     10/94    6,286,325   1,034,337  1,034,337  1,034,337  1,034,337
Velocity           Common
 Incorporated      share
                   warrant
                   at $1.00;
                   expiring
                   03/00      03/95       12,500           0          0         --         --
Velocity           Convertible 08/95-
 Incorporated      notes (1)   10/95    $125,000     125,000    125,000         --         --

Environmental
-------------
SunPower           Series A
 Corporation       Preferred
                   shares     09/90      210,000     210,000    323,400    210,000    323,400
SunPower           Series B
 Corporation       Redeemable
                   Preferred
                   shares     06/91      420,000     457,800    646,800    457,800    646,800
SunPower           Series B
 Corporation       Preferred
                   share
                   warrant
                   at $1.09;
                   expired
                   03/95      01/92      114,679          --         --          0     51,606
SunPower           Series B
 Corporation       Preferred
                   share
                   warrant
                   at $1.09;
                   expired
                   08/95      07/92       22,936          --         --          0     10,321
SunPower           Series B1
 Corporation       Preferred
                   shares     06/93      270,000     337,500    415,800    337,500    415,800
SunPower           Series C
 Corporation       Preferred
                   shares     06/93       32,468      50,001     50,001     50,001     50,001
SunPower           Convertible
 Corporation       note (1)   09/94      $25,000          --         --        425        425
SunPower           Series D
 Corporation       Preferred
                   shares     11/94       81,169     123,750    123,750    123,750    123,750
SunPower           Series D
 Corporation       Preferred
                   share
                   warrant
                   at $1.54;
                   expiring
                   11/96      11/94       81,169       1,250      1,250      1,250      1,250
Thermatrix, Inc.   Series B
                   Preferred
                   shares     04/91    1,756,204   1,318,453  4,390,510  1,318,453  4,390,510
Thermatrix, Inc.   Common
                   shares     04/91          387         347        968        347        968
Thermatrix, Inc.   Series B
                   Preferred
                   shares     12/92    1,272,967   1,272,967  3,182,418  1,272,967  3,182,418
Thermatrix, Inc.   Common
                   shares     07/94          120          30        300         30        300
Thermatrix, Inc.   Series D
                   Preferred
                   shares     11/94      323,120     807,800    807,800    807,800    807,800
TMC, Inc.          Series A
                   Preferred
                   shares     12/95       50,000      25,000     25,000         --         --

Medical/Biotechnology
---------------------
Biex, Inc.         Series A
                   Preferred
                   shares     07/93      128,205      83,333    128,205     83,333    128,205
Biex, Inc.         Series B
                   Preferred
                   shares     10/94       63,907      63,907     63,907     63,907     63,907
Biex, Inc.         Series B
                   Preferred
                   share
                   warrant
                   at $1.00;
                   expiring
                   10/99      10/94       23,540           8          0          8          0
Biex, Inc.         Series C
                   Preferred
                   shares     06/95       83,334      83,334     83,334         --         --
Biex, Inc.         Series C
                   Preferred
                   shares     12/95       83,333      83,333     83,333         --         --
Cardiometrics,     Series A
 Incorporated      Preferred
                   shares     10/90      654,004          --         --    657,759  3,270,020
Cardiometrics,     Common
 Incorporated      shares     10/90      119,886          --         --  1,543,221    599,430
Cardiometrics,     Series A
 Incorporated      Preferred
                   shares     02/91      318,992          --         --    318,992  1,594,960
Cardiometrics,     Series B
 Incorporated      Preferred
                   shares     03/92       36,444          --         --    145,778    182,220
Cardiometrics,     Common
 Incorporated      shares     11/95      359,747   2,665,750  2,023,577         --         --
CV Therapeutics,   Series D
 Inc.              Preferred
                   shares     03/94      312,500     625,000    625,000    625,000    625,000
Everest & Jennings Common
 International     shares
 Ltd.                         01/94      592,720     637,519    325,996    637,519    318,883
Inhale Therapeutic Common
 Systems, Inc.     shares     12/95        4,125      46,922     43,519         --         --
InnerDyne, Inc.    Common
                   shares     12/92        4,606          --         --     18,424     16,351
Intelliwire, Inc.  Common
                   shares     02/93        8,715         436      6,536        436     12,027
Intelliwire, Inc.  Series A
                   Preferred
                   shares     02/93        4,358       2,179      3,269      2,179      6,014
Molecular          Series B
 Geriatrics        Preferred
 Corporation       shares     09/93      250,000     125,000    125,000    125,000    125,000
Oculon Corporation Series II
                   Senior
                   Preferred
                   shares     06/92      400,000          --         --          0          0
Oculon Corporation Series III
                   Senior
                   Preferred
                   shares     01/94      106,796          --         --          0          0
Pharmos            Common
 Corporation       shares     04/95       60,331      45,248     88,083         --         --
Physiometrix,      Common
 Inc.              share
                   warrant
                   at $1,750;
                   expiring
                   06/97      06/92           16           0          0          0          0
Physiometrix,      Common     01/94-
 Inc.              shares     05/94          338     375,054      1,690    375,054      1,680
Physiometrix       Series D
 Inc.              Preferred  01/94 &
                   shares     02/94      338,150     114,971  1,690,750    114,971  1,690,750
RedCell, Inc.      Series B
                   Preferred
                   shares     12/94      132,979     125,000    125,000    125,000    125,000
SyStemix, Inc.     Common     1991-
                   shares     1992       133,972   1,013,068  2,069,867  1,013,068  2,314,366

Microelectronics
----------------
Aprex Corporation  Series D
                   Preferred
                   shares     12/90       30,000          --         --      7,559      7,559
Aprex Corporation  Series E
                   Preferred
                   shares     12/91       18,750          --         --      4,724      4,724
Aprex Corporation  Common
                   shares     08/92        3,500          --         --          0          0
Aprex Corporation  Common
                   shares     08/93       10,743          --         --          0          0
Aprex Corporation  Series F
                   Preferred  08/93-
                   shares     09/93      427,500          --         --    107,717    107,717
KOR Electronics    Series C
                   Convertible
                   Preferred
                   shares     11/89      177,778           0          0    100,000     62,222
KOR Electronics    Common
                   share
                   warrant at
                   $.35;
                   canceled
                   07/95      11/89      360,000          --         --          0          0
KOR Electronics    Convertible
                   secured
                   note (1)   11/89     $348,000     313,393    313,393    722,368    722,368
KOR Electronics    Series D
                   Preferred
                   shares     02/91    1,285,714           0          0    450,000    450,000
KOR Electronics    Common
                   shares     01/94      670,036           0          0    869,263    506,500
KOR Electronics    Series E
                   Preferred
                   shares     01/94    1,130,390   1,130,390    847,793  1,130,390    847,793
KOR Electronics    Series E
                   Preferred
                   share
                   warrant
                   at $1.00;
                   expiring
                   01/98      01/94       55,000           0          0          0          0
KOR Electronics    Common share
                   warrant at
                   $.35;
                   expiring
                   08/99      08/94      257,143           0          0          0          0
KOR Electronics    Series D
                   Preferred
                   shares     07/95      977,142           0          0         --         --

Pharmaceuticals
---------------
Shaman
 Pharmaceuticals,  Common
 Inc.              shares     01/93    1,220,194   3,440,739  7,687,222  3,446,739  3,924,237
Shaman
 Pharmaceuticals,  Common
 Inc.              shares     02/95      340,833   1,363,332  2,147,248         --         --

Retail/Consumer Products
------------------------
Yes! Entertain-    Series B
 ment Corporation  Preferred
                   shares     01/93      900,000          --         --    600,000    450,000
Yes! Entertain-    Common
 ment Corporation  shares     06/95       66,666     199,998    325,497         --         --

Semiconductor
-------------
AG Associates,     Common
 Inc. (formerly    shares
 AG Processing
 Technologies,
 Inc.)                        12/91       85,976          --         --  1,187,039    790,984
IBIS Technology    Common
 Corp.             shares     05/94       46,718          --         --    100,893     89,372

Venture Capital Limited Partnership Investments
-----------------------------------------------
El Dorado          Ltd.
 Ventures III      Partnership
                   interests  various  $187,500      149,960    189,689     99,960    120,320
Medical Science    Ltd.
 Partners          Partnership
                   interests  various  $500,000      437,225    601,028    444,109    644,888
Newtek Ventures II Ltd.
                   Partnership
                   interests  various  $713,764      423,924    473,368    578,625    772,853
Onset Enterprises  Ltd.
 Associates        Partnership
                   interests  various  $455,000      296,061    490,664    373,951    489,335
Utah Ventures      Ltd.
                   Partnership
                   interests  various  $250,000       41,123    187,708    197,026    221,604
                                                  ---------- ---------- ---------- ----------

Total equity investments                         $24,932,960 42,711,618 26,617,314 40,329,977
                                                  ========== ========== ========== ==========

--  No investment held at end of period.
0   Investment active with a carrying value or fair value of zero.
(1) Convertible secured and convertible notes include accrued interest.
    Interest rates on convertible notes range from 8% to 12%.







Marketable Equity Securities
----------------------------

At December 31, 1995 and 1994, marketable equity securities had aggregate costs of $9,362,396 and $3,238,190, respectively, and aggregate market values of $14,529,511 and $4,830,873, respectively. The net unrealized gains at December 31, 1995 and 1994 included gross gains of $6,130,033 and $2,153,132, respectively.

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

Biex, Inc.
----------

In June and December 1995, the Partnership made additional investments in Biex, Inc. by purchasing 166,667 Series C Preferred shares at a total cost of $166,667.

Cardiometrics Incorporated
--------------------------

In November 1995, the company completed its IPO. As a result, the Partnership's preferred and common stock holdings were converted into 359,747 shares of unrestricted common stock with a cost basis of $2,665,750. The Partnership recorded a decrease in fair value of $3,623,053 to reflect the market value at December 31, 1995.

Coded Communications, Inc.
--------------------------

In 1995, the Managing General Partners determined that there had been an other than temporary decline in value of the Partnership's investments. As a result, the Partnership realized a loss of $250,182. The Partnership also recorded a decrease in fair value of $27,782 to reflect the unrestricted market value at December 31, 1995.

IBIS Technology Corp.
---------------------

In October 1995, the Partnership sold all of its holdings in the company for total proceeds of $291,988 and realized a gain of $191,095.

KOR Electronics
---------------

In July 1995, the Partnership restructured its convertible secured note with the company. Of the $715,000 principal balance, $342,000 was converted into 977,142 Series D Preferred shares, $25,000 was repaid and the maturity date of the remaining $348,000 was extended until July 1997. In addition, several warrants to purchase common shares were canceled.

Based on the Managing General Partners' opinion, there has been an other than temporary decline in value for the Partnership's investment as of December 31, 1995. Accordingly, the Partnership recorded a realized loss of $1,761,263.

Pharmos Corporation/Oculon Corporation
--------------------------------------

In March 1995, Oculon Corporation ("Oculon") was acquired by Pharmos Corporation ("Pharmos"). The Partnership's Series II Senior Preferred shares were canceled while the Series III Senior Preferred shares were exchanged for 60,331 shares of marketable, unrestricted Pharmos common stock. The Partnership recorded the $45,248 cost basis of the Pharmos stock as a recovery from Oculon investments previously written off.
An increase in fair value of $42,835 reflected the market value of the Pharmos stock at December 31, 1995.

Quintar Corporation
-------------------

In May 1995, the Partnership converted its $500,000 convertible note receivable including interest of $76,267 into 384,178 Series A
Preferred shares in accordance with the original convertible note agreement.

Reflection Technology, Inc.
---------------------------

In November 1995, the Partnership made an additional investment in Reflection Technology, Inc. by purchasing 40,322 Series I Preferred shares at a total cost of $124,998. The pricing of this round indicated an increase in the change in fair value of $1,253,624 in the Partnership's existing investments.

Shaman Pharmaceuticals, Inc.
----------------------------

In February 1995, the Partnership purchased 340,833 common shares of Shaman Pharmaceuticals, Inc. ("Shaman") at $4.00 per share from Eli Lilly and Company ("Eli Lilly"). The purchase price of $1,363,332 was financed by a two-year subordinated promissory note issued by Eli Lilly, secured by the portfolio assets of the Partnership. The interest rate was 8.75% at December 31, 1995; interest expense of $105,360 was recorded in 1995.

In December 1995, the Partnership sold 25,000 common shares of Shaman for total proceeds of $168,750 and realized a gain of $162,750. The Partnership also recorded an increase in the change in fair value of $4,552,901 to reflect the unrestricted market value at December 31, 1995.

Subsequent to year end, the Partnership sold 575,000 additional common shares of Shaman Pharmaceuticals, Inc. for total proceeds of $3,784,375 and realized a gain of $1,423,291.

Terrapin, Inc.
--------------

During 1995, the Partnership issued convertible notes totaling
$375,000 to Terrapin, Inc., a wholly-owned subsidiary of KOR
Electronics.

TMC, Inc.
---------

In December 1995, the Partnership made an investment in TMC, Inc. by purchasing 50,000 Series A Preferred shares at a total cost of $25,000.

Unitech Telecom, Inc.
---------------------

In March 1995, the Partnership purchased 46,875 Series A Preferred shares from the company at a total cost of $375,000. The purchase price consisted of $275,000 in cash and the conversion of a $100,000 note issued in May 1994.  Interest on the note was paid in cash.

In the fourth quarter of 1995, the company had a Series B round of financing in which the Partnership did not participate. The pricing of this round indicated an increase in the change in fair value of $903,437 for the Partnership's existing investments.

Velocity Incorporated
---------------------

During the second half of 1995, the Partnership issued convertible notes totaling $125,000 to the company.

YES! Entertainment Corporation
------------------------------

In June 1995, the company completed its IPO. Prior to the IPO, the company effected a 1-for-15 reverse stock split. The Partnership's Series B Preferred shares were converted into 66,666 common shares. The Managing General Partners determined that there has been an other than temporary decline in value of the Partnership's investment; as a result, a realized loss of $400,002 was recorded. In addition, the loss takes into consideration the fact that the stock will be restricted for another one and one half years.

Venture Capital Limited Partnership Investments
-----------------------------------------------

The Partnership recorded a cost basis decrease of $345,378 in venture capital limited partnership investments during 1995. The decrease was a result of distributions of cash totaling $372,522 and stock with a fair value of $87,856, partially offset by additional contributions of $115,000. The Partnership recorded a decrease in fair value of $306,543 mainly due to the effect of the transactions described above, partially offset by an increase in fair value of the underlying investments of certain venture capital limited partnership investments.

The Partnership received common stock distributions for three companies with a total fair value of $87,856. These distributions represented returns of capital. Subsequent to receipt, the Partnership sold its common stock in two of the companies for proceeds of $35,947 and realized a loss of $4,987. The remaining stock is Inhale Therapeutic Systems, Inc., which is unrestricted.

Other Equity Investments
------------------------

Other significant changes during the year ended December 31, 1995 reflected above relate to market value fluctuations for unrestricted stock or the elimination of a discount relating to selling restrictions for publicly-traded portfolio companies.

6.  Notes Receivable, Net
    ---------------------

At December 31, 1995 and 1994, notes receivable consisted of:

                                              1995         1994
                                              ----         ----
Notes receivable                             $ 49,149    276,918
Accrued interest                               18,677     13,713
Unamortized discount related to warrants           --     (1,292)
                                              -------    -------
  Total notes receivable,
   net (cost basis)                            67,826    289,339

Allowance for loan losses                          --    (49,000)
                                              -------    -------

  Total notes receivable,
   net (fair value)                          $ 67,826    240,339
                                              =======    =======

Changes in the allowance for loan losses were as follows:



                                             1995          1994
                                             ----          ----

Balance, beginning of year                $ 49,000        54,000
                                           -------       -------

Decrease in provision
  for loan losses                         (149,000)       (5,000)

Recoveries of previous write offs:
  Computer systems and software            100,000            --
                                           -------       -------

Change in net unrealized fair value of
 notes receivable                          (49,000)       (5,000)
                                           -------       -------

Balance, end of year                      $     --        49,000
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

The interest rate on secured notes receivable at December 31, 1995 was 12.5%.

Principal balances of $35,185 and $13,964 are scheduled to be repaid in 1996 and 1997, respectively.

7.  Cash and Cash Equivalents
    -------------------------

Cash and cash equivalents at December 31, 1995 and 1994 consisted of:


                                             1995          1994
                                             ----          ----

Demand accounts                          $ 105,621          2,923
Money-market and brokerage accounts        169,359          7,578
                                           -------         ------
  Total                                  $ 274,980         10,501
                                           =======         ======

8.  Short-Term Borrowings
    ---------------------

The Partnership has borrowing accounts with two financial institutions. The borrowing capacity of these accounts, which fluctuates based on collateral value, totaled $4,238,304 at December 31, 1995. The outstanding balance at December 31, 1995 was $2,902,626. In 1995 and 1994, the combined weighted-average interest rates for the two accounts were 8.82% and 8.21%, respectively. Interest expense of $241,974 was recorded in 1995. The Partnership's investments in Shaman Pharmaceuticals, Inc. and SyStemix, Inc. are pledged as collateral.

Subsequent to year end, the Partnership paid off its outstanding balance of $1,735,784 to one financial institution with proceeds from the sale of Shaman Pharmaceuticals, Inc. common stock. The remaining borrowing capacity for both accounts, which fluctuates based on collateral value, was approximately $3.1 million as of March 12, 1996.

9.  Commitments and Contingent Liability
    ------------------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At December 31, 1995, the Partnership has unfunded commitments as follows:


Type
----

Equity investments                                  $  114,583
Venture capital limited partnership investments        253,650
Bridge note and accounts receivable lines of credit  1,025,000
                                                     ---------

      Total                                         $1,393,233
                                                     =========


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

In September 1995, the Partnership guaranteed a $500,000 line of credit between a financial institution and a portfolio company in the computer systems and software industry. While the Partnership expects the portfolio company to repay the line of credit, if the portfolio company fails to do so, the Partnership may be liable up to the guarantee amount.

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

                         TECHNOLOGY FUNDING VENTURE PARTNERS IV,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  March 22, 1996    By:       /s/Debbie A. Wong
                              ----------------------------------
                                 Debbie A. Wong
                                 Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature           Capacity                 Date
          ---------           --------                 ----

   /s/Charles R. Kokesh       President, Chief         March 22, 1996
------------------------      Executive Officer
Charles R. Kokesh             and Chairman of
                              Technology Funding Inc.
                              and Managing General
                              Partner of Technology
                              Funding Ltd.

   /s/Gregory T. George       Group Vice President     March 22, 1996
--------------------------    of Technology Funding
Gregory T. George             Inc. and a General
                              Partner of Technology
                              Funding Ltd.


The above represents a majority of the Board of Directors of Technology Funding Inc. and a majority of the General Partners of Technology Funding Ltd.