Form 10-Q
period 1996-03-31
TECHNOLOGY FUNDING VENTURE PARTNERS IV
filed 1996-05-10
CIK 826595

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1996

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

I.       FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
- --------------

                                         (unaudited)
                                          March 31,        December 31,
                                            1996               1995
                                            ----               ----
ASSETS

Investments:
 Equity investments (cost basis
  of $23,685,919 and $24,932,960 for
  1996 and 1995, respectively)          $40,203,239         42,711,618
 Notes receivable, net
  (cost basis of $697,457 and
  $67,826 for 1996 and 1995,
  respectively)                             325,457             67,826
                                         ----------         ----------

  Total investments                      40,528,696         42,779,444

Cash and cash equivalents                    65,487            274,980

Other assets                                 11,682             11,347
                                         ----------         ----------
      Total                             $40,605,865         43,065,771
                                         ==========         ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses   $    20,695             22,993

Due to related parties                       29,399            856,733

Promissory notes                          1,605,332          1,363,332

Short-term borrowings                     1,658,062          2,902,626

Interest payable                              3,191             29,209

Other liabilities                            62,244             60,640
                                         ----------         ----------
 Total liabilities                        3,378,923          5,235,533

Commitments, contingencies and
 subsequent events (Notes 2, 3 and 7)

Partners' capital:
 Limited Partners
  (Units outstanding of 400,000
  for both 1996 and 1995)                19,006,120         18,182,086
 Managing General Partners                2,075,502          1,869,494
 Net unrealized fair value increase
  (decrease) from cost:
   Equity investments                    16,517,320         17,778,658
   Notes receivable                        (372,000)                --
                                         ----------         ----------

  Total partners' capital                37,226,942         37,830,238
                                         ----------         ----------
      Total                             $40,605,865         43,065,771
                                         ==========         ==========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
- -----------------------------------

                                   For the Three Months Ended March 31,
                                   -----------------------------------
                                             1996               1995
                                             ----               ----
Income:
 Notes receivable interest            $    28,884               41,376
 Short-term investment interest             1,112                2,634
                                        ---------            ---------
  Total income                             29,996               44,010


Costs and expenses:
 Management fees                          107,664              101,517
 Individual general partners'
  compensation                              7,809                7,500
 Operating expenses                       230,681              232,003
                                        ---------            ---------

  Total costs and expenses                346,154              341,020
                                        ---------            ---------

Net operating loss                       (316,158)            (297,010)

 Net realized gain from sales
  of equity investments                 1,423,291                  829
 Realized losses from
  investment write-downs                  (77,091)              (1,000)
                                        ---------            ---------
Net realized income (loss)              1,030,042             (297,181)

Change in net unrealized
  fair value:
   Equity investments                  (1,261,338)          (1,108,097)
   Notes receivable                      (372,000)              15,000
                                        ---------            ---------

Net loss                              $  (603,296)          (1,390,278)
                                        =========            =========

Net realized income (loss) per Unit   $         2                   (1)
                                        =========            =========

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
- -----------------------------------

                                   For the Three Months Ended March 31,
                                   -----------------------------------
                                            1996                1995
                                            ----                ----
Cash flows from operating activities:
 Interest received                     $     9,055              36,360
 Interest paid                            (106,930)            (69,367)
 Cash paid to vendors                      (33,675)            (43,825)
 Cash paid to related parties           (1,059,930)           (221,423)
 Reimbursement of collection expenses
  received from a portfolio company             --              21,311
                                         ---------           ---------
  Net cash used by operating activities (1,191,480)           (276,944)
                                         ---------           ---------
Cash flows from investing activities:
 Notes receivable issued                  (640,000)            (62,500)
 Proceeds from the sales of
  equity investments                     3,784,375              19,253
 Purchase of equity investments         (1,217,443)           (425,000)
 Repayments of equity investments
  and notes receivable                      39,931             129,401
 Distributions from venture capital
  limited partnership investments           17,688                  --
                                         ---------           ---------
  Net cash provided (used) by
   investing activities                  1,984,551            (338,846)
                                         ---------           ---------

Cash flows from financing
 activities:
  Repayments of (proceeds from)
   short-term borrowings, net           (1,244,564)            576,912
  Proceeds from promissory notes           242,000                  --
  Short-term advances from Managing
   General Partners                             --              55,000
                                         ---------           ---------
   Net cash (used) provided by
    financing activities                (1,002,564)            631,912
                                         ---------           ---------

Net (decrease) increase in cash
  and cash equivalents                    (209,493)             16,122

Cash and cash equivalents at
  beginning of year                        274,980              10,501
                                         ---------           ---------
Cash and cash equivalents at March 31  $    65,487              26,623
                                         =========           =========


See accompanying notes to the financial statements.

- -----------------------------------------------

                                  For the Three Months Ended March 31,
                                  -----------------------------------

                                           1996               1995
                                           ----               ----

Reconciliation of net loss to net
 cash used by operating activities:

Net loss                               $  (603,296)         (1,390,278)

Adjustments to reconcile net loss
 to net cash used by
 operating activities:
  Net realized gain from sales of
   equity investments                   (1,423,291)               (829)
  Realized losses from investment
   write-downs                              77,091               1,000
  Change in net unrealized fair value:
   Equity investments                    1,261,338           1,108,097
   Note receivable                         372,000             (15,000)

Changes in:
 Due to/from related parties              (827,334)             86,324
 Other, net                                (47,988)            (66,258)
                                         ---------           ---------
Net cash used by operating activities  $(1,191,480)           (276,944)
                                         =========           =========

Non-cash investing activities:

Purchase of equity investments
 financed by a promissory note         $        --           1,363,332
                                         =========           =========


See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
- ----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partners, the Balance Sheets as of March 31, 1996 and December 31, 1995, and the related Statements of Operations and Statements of Cash Flows for the three months ended March 31, 1996 and 1995, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1995. The following notes to financial statements for activity through March 31, 1996 supplement those included in the Annual Report on Form 10-K. Certain 1995 balances have been reclassified to conform with the 1996 financial statement presentation.

2.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the three months ended March 31, 1996 and 1995 were as follows:

                                                 1996           1995
                                                 ----           ----
   Management fees                            $107,664       101,517
   Individual general partners' compensation     7,809         7,500
   Reimbursable operating expenses             115,473       143,730


Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual periodically. There were $1,571 due from related parties at March 31, 1996 compared to $818,386 due to related parties at December 31, 1995.

Management fees payable were $30,970 and $38,347 at March 31, 1996 and December 31, 1995, respectively. Pursuant to the Partnership
Agreement, quarterly management fees are equal to one quarter of one percent of the fair value of Partnership assets.

3.     Equity Investments
       ------------------

A full listing of the Partnership's equity investments at December 31, 1995 is in the 1995 Annual Report. Activity from January 1 through March 31, 1996 consisted of:


                                                                     January 1 -
                                                                    March 31, 1996
                                                                    --------------
                                                    Principal
                                       Investment   Amount or      Cost          Fair
Industry/Company        Position          Date      Shares         Basis         Value
- ----------------        --------        ---------   --------       -----         -----
Balance at January 1, 1996                                       $24,932,960  42,711,618
                                                                  ----------  ----------

Significant changes:

Communications
- --------------
Coded Communications    Common
 Corporation            shares               04/93      145,454      (77,091)   (102,690)
Pinterra Corporation    Convertible
                        note (1)             03/96     $125,000      125,667     125,667
Wire Networks, Inc.     Series A
                        Preferred shares     02/96        6,098        8,232       8,232
Wire Networks, Inc.     Series B
                        Preferred shares     02/96        7,452       16,767      16,767

Computer Systems and Software
- -----------------------------
Reflection Technology,  Series F
 Inc.                   Preferred shares     01/94       28,572            0     (30,000)
Reflection Technology,  Common
 Inc.                   shares               05/94       19,567            0     (20,546)
Reflection Technology,  Series D
 Inc.                   Preferred shares     11/94      869,565            0    (913,044)
Reflection Technology,  Series G
 Inc.                   Preferred shares     11/94      172,877            0    (181,520)
Reflection Technology,  Series D
 Inc.                   Preferred shares     11/94      163,043            0    (171,195)
Reflection Technology,  Series I
 Inc.                   Preferred shares     11/95       40,322            0     (42,338)
Reflection Technology,  Convertible
 Inc.                   notes (1)            01/96     $242,000      245,208     245,208
Reflection Technology,  Convertible
 Inc.                   notes (1)            02/96     $364,500      370,128     370,128
Reflection Technology,  Common share
 Inc.                   warrant at $.50;
                        expiration date
                        to be determined     02/96      359,750            0     557,613
Reflection Technology,  Convertible
 Inc.                   notes (1)            03/96     $355,000      356,868     356,868

Medical/Biotechnology
- ---------------------
Cardiometrics,
 Incorporated           Common shares        11/95      359,747            0     372,338
CV Therapeutics, Inc.   Series G
                        Preferred shares     03/96       31,722       27,279      62,810
CV Therapeutics, Inc.   Common share
                        warrant at $.25;
                        expiring 03/99       03/96       47,583       36,165      83,270
Everest & Jennings      Common
 International Ltd.     shares               01/94      592,720            0     (81,203)
Inhale Therapeutic      Common
 Systems, Inc.          shares               03/96        6,270      105,023      95,774
SyStemix, Inc.          Common shares    1991-1992      133,972            0    (318,183)

Pharmaceuticals
- ---------------
Shaman Pharmaceuticals, Common
 Inc.                   shares               01/93      234,167     (997,752) (1,475,252)
Shaman Pharmaceuticals, Common
 Inc.                   shares               01/93      986,027            0     591,616
Shaman Pharmaceuticals, Common
 Inc.                   shares               02/95      340,833   (1,363,332) (2,147,248)

Retail/Consumer Products
- ------------------------
Yes! Entertainment      Common
 Corporation            shares               06/95       66,666            0     139,498

Venture Capital Limited Partnership Investments
- -----------------------------------------------
Various                 Limited Partnership
                        Interests            various $2,148,764     (130,160)   (130,160)
                                                                  ----------  ----------

Total significant changes during the three
 months ended March 31, 1996                                      (1,276,998) (2,587,590)

Other changes, net                                                    29,957      79,211
                                                                  ----------  ----------
Total equity investments at March 31, 1996                       $23,685,919  40,203,239
                                                                  ==========  ==========

(1) Convertible notes include accrued interest.  The interest rates on convertible notes issued during 1996 ranged from 6% to 14%.




Marketable Equity Securities
- ----------------------------

At March 31, 1996 and December 31, 1995, marketable equity securities had aggregate costs of $7,076,193 and $9,362,396, respectively, and aggregate market values of $11,563,866 and $14,529,511, respectively. The net unrealized gains at March 31, 1996 and December 31, 1995 included gross gains of $5,200,781 and $6,130,033, respectively.

Coded Communications Corporation
- --------------------------------

During the first quarter of 1996, the Managing General Partners determined that there had been an other than temporary decline in value of the Partnership's investment. As a result, the investment was written down by $77,091. The Partnership also recorded a decrease in fair value of $102,690 to reflect the unrestricted market value at March 31, 1996.

CV Therapeutics, Inc.
- ---------------------

In March 1996, the Partnership made an additional investment in the company by purchasing 31,722 Series G Preferred shares and a warrant for 47,583 common shares at a total cost of $63,444. The fair values above reflect the valuation of this financing, resulting in an increase in the change in fair value of $82,636.

Pinterra Corporation (formerly Terrapin, Inc.)
- ----------------------------------------------

In March 1996, the Partnership issued a $125,000 convertible note to the company.

Reflection Technology, Inc.
- ---------------------------

During the first quarter of 1996, the Partnership issued $961,500 in convertible notes receivable to the company and received a warrant to purchase 359,750 common shares at $.50 per share.

Subsequent to quarter end, the company completed a new round of financing. The pricing of this round is reflected in the March 31, 1996 balances and resulted in an $801,030 decrease in the fair value of the Partnership's investments.

Shaman Pharmaceuticals, Inc.
- ----------------------------

During the first quarter of 1996, the Partnership sold 575,000 common shares of Shaman Pharmaceuticals, Inc. for total proceeds of $3,784,375 and realized a gain of $1,423,291. The Partnership recorded a decrease in the change in fair value of $669,800. The change included a decrease of $1,261,416 due to the sale mentioned above, partially offset by an increase in market price at March 31, 1996 for its remaining unrestricted shares.

Wire Networks, Inc.
- -------------------

In February 1996, the Partnership made an investment in the company by purchasing 6,098 Series A Preferred shares and 7,452 Series B
Preferred shares for $8,232 and $16,767, respectively.

Venture Capital Limited Partnership Investments
- -----------------------------------------------

The Partnership recorded a cost basis and fair value decrease of $130,160 in venture capital limited partnership investments during the quarter ended March 31, 1996. The decrease was a result of returns of capital in the form of stock and cash distributions of $154,972 and $17,688, respectively, partially offset by additional contributions of $42,500. The stock distributions consisted of Clarify, Inc., Euphonix, Inc. and Inhale Therapeutic Systems, Inc. with fair values of $12,824, $37,125 and $105,023, respectively.

Other Equity Investments
- ------------------------

Other significant changes during the quarter ended March 31, 1996 reflected above relate to market value fluctuations or the elimination of a discount relating to selling restrictions for publicly-traded portfolio companies. The Partnership's YES!
Entertainment Corporation shares are restricted.

Subsequent to March 31, 1996, Physiometrix, Inc. completed its initial public offering (IPO). The Partnership's 338,150 Preferred shares and 338 common shares became 270,791 common shares after a reverse stock split. As of May 7, 1996, the Partnership's investment had a fair value of $2,132,479, compared to the March 31, 1996 cost basis and fair value of $490,025 and $1,692,440, respectively.

4.     Notes Receivable, Net
       ---------------------

Activity from January 1, 1996 through March 31, 1996 consisted of:


Balance at January 1, 1996                                 $  67,826

1996 activity:
  Notes receivable issued                                    640,000
  Repayments of notes receivable                             (10,931)
  Increase in allowance for loan losses                     (372,000)
  Increase in accrued interest                                   562
                                                             -------

 Total notes receivable, net, at March 31, 1996             $325,457
                                                             =======


The Partnership had accrued interest of $19,239 and $18,677 at March 31, 1996 and December 31, 1995, respectively.

Activity in the allowance for loan losses was as follows:



Balance at January 1, 1996                                   $     --

Change in net unrealized fair value                           372,000
                                                              -------
Balance at March 31, 1996                                    $372,000
                                                              =======

The allowance for loan losses is adjusted quarterly based upon changes to the portfolio size and risk profile. Although the allowance is established by evaluating individual debtor repayment ability, the allowance represents the Managing General Partners' assessment of the portfolio as a whole.

Notes with a total cost basis of $640,000 were on a nonaccrual status due to uncertainties related to a borrower's financial condition at March 31, 1996. The Managing General Partners continue to monitor the progress of this company. The fair value at March 31, 1996 is based on the Managing General Partners' estimate of collectibility of these notes. There were no notes receivable on nonaccrual status at December 31, 1995.

5. Promissory Notes
   ----------------

At March 31, 1996 and December 31, 1995, the Partnership had promissory notes to unaffiliated private parties of $1,605,332 and $1,363,332, respectively. The 1996 balance consisted of two notes with outstanding balances of $1,363,332 and $242,000 and maturity dates of February 1997 and December 1996, respectively. The $1,363,332 note is subordinated to the Partnership's short-term borrowings and is collateralized by the Partnership's assets. The combined weighted average interest rate for the two notes during the quarter ended March 31, 1996 was 7.13%. Interest expense of $32,091 was recorded in 1996.

6.     Short-Term Borrowings
       ---------------------

The Partnership has borrowing accounts with two financial institutions. During the first quarter of 1996, the Partnership made a net repayment of $1,244,564 to one financial institution with proceeds from the sale of Shaman Pharmaceuticals, Inc. common stock. At March 31, 1996, the combined outstanding balance was $1,658,062. The borrowing capacity of these accounts, which fluctuates based on collateral value, totaled $3,122,165 at March 31, 1996. The combined weighted average interest rate for the two accounts during the three months ended March 31, 1996 was 7.2%. Interest expense of $48,821 was recorded. The Partnership's investments in Shaman Pharmaceuticals, Inc. and SyStemix, Inc. are pledged as collateral.

7.     Commitments and Contingencies
       -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At March 31, 1996, the Partnership had unfunded commitments as follows:



Type
- ----
Equity investments                                   $ 89,583
Term notes                                            135,000
Venture capital limited partnership investments       211,150
                                                    ---------
Total                                                $435,733
                                                    =========

In September 1995, the Partnership jointly guaranteed with two affiliated partnerships a $2,000,000 line of credit between a financial institution and a portfolio company in the computer systems and software industry of which the Partnership's share is $500,000. However, if the affiliated partnerships are unable to finance their portion of the guarantee, the Partnership's share may increase up to $2,000,000. While the Partnership expects the portfolio company to repay the line of credit, if the portfolio company fails to do so, the Partnership may be liable up to the guarantee amount.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources
- -------------------------------

During the three months ended March 31, 1996, net cash used by operating activities totaled $1,191,480. The Partnership paid management fees of $115,041 and reimbursed related parties for operating expenses of $937,080. In addition, $7,809 was paid to the individual general partners as compensation for their services. Other operating expenses of $33,675 were paid and interest income of $9,055 was received. The Partnership also paid interest of $106,930 on borrowings.

During the three months ended March 31, 1996, the Partnership issued $640,000 in notes receivable to a portfolio company in the computer systems and software industry and funded equity investments of $1,217,443 mainly to a portfolio company in the computer systems and software industry. Repayments of equity investments and notes receivable provided cash of $39,931 and proceeds from equity investment sales were $3,784,375. At March 31, 1996, the Partnership was committed to fund additional investments totaling $435,733 and has outstanding guarantees up to $2,000,000 as disclosed in Note 7 to the financial statements.

The Partnership had borrowing accounts with two financial institutions. The borrowing capacity of these accounts, which fluctuates based on collateral value, totaled $3,122,165 at March 31, 1996. At March 31, 1996, the combined outstanding balance was $1,658,062. The Partnership's investments in SyStemix, Inc. and Shaman Pharmaceuticals, Inc. are pledged as collateral. The Partnership also has two promissory notes payable totaling $1,605,332 with maturity dates in December 1996 and February 1997. The Partnership's assets are pledged as collateral for one of the promissory notes, which is subordinate to the Partnership's short-term borrowings.

Subsequent to March 31, 1996, Physiometrix, Inc. completed its IPO. Although the Partnership's investment in Physiometrix, Inc. is subject to selling restrictions, the IPO indicates potential future liquidity.

Cash and cash equivalents at March 31, 1996 were $65,487. Future interest income earned on notes receivable, remaining capacity on borrowing accounts, and proceeds from investment sales are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
- ---------------------

Current quarter compared to corresponding quarter in the preceding
- ------------------------------------------------------------------
year
- ----

Net loss was $603,296 for the three months ended March 31, 1996 compared to $1,390,278 during the same period in 1995. The decrease in net loss was primarily due to a $1,422,462 increase in net realized gain from sales of equity investments. This change was partially offset by decreases of $387,000 and $153,241 in the change in net unrealized fair values of notes receivable and equity investments, respectively.

During the quarter ended March 31, 1996, the $1,423,291 net realized gain from sales of equity investments was due to sales of Shaman
Pharmaceuticals, Inc. common stock. An $829 realized gain was recorded for the same period in 1995.

The Partnership recorded a decrease in the fair value of notes receivable of $372,000 compared to an increase of $15,000 for the quarters ended March 31, 1996 and 1995, respectively, based upon the level of loan loss reserves deemed adequate by the Managing General Partners at the respective quarter ends.

During the quarter ended March 31, 1996, the decrease in equity investment fair value of $1,261,338 was primarily attributable to portfolio companies in the pharmaceuticals and computer systems and software industries. During the same quarter in 1995, the decrease of $1,108,097 was primarily attributable to portfolio companies in the pharmaceuticals and medical/biotechnology industries.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.


II.     OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended March 31, 1996.

(b) Financial Data Schedule for the quarter ended and as of March 31, 1996 (Exhibit 27).

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

                         TECHNOLOGY FUNDING VENTURE PARTNERS IV,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  May 10, 1996      By:         /s/Debbie A. Wong
                            -------------------------------------
                                     Debbie A. Wong
                                     Controller