Form 10-Q
period 1996-06-30
TECHNOLOGY FUNDING VENTURE PARTNERS IV
filed 1996-08-09
CIK 826595

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 1996

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

                                         (unaudited)
                                           June 30,        December 31,
                                            1996               1995
                                            ----               ----

ASSETS

Investments:
 Equity investments (cost basis
  of $23,115,555 and $24,932,960 for
  1996 and 1995, respectively)          $43,329,866         42,711,618
 Secured notes receivable, net
  (cost basis of $49,906 and
  $67,826 for 1996 and 1995,
  respectively)                              49,906             67,826
                                         ----------         ----------
  Total investments                      43,379,772         42,779,444
Cash and cash equivalents                    41,052            274,980
Other assets                                  9,748             11,347
                                         ----------         ----------

      Total                             $43,430,572         43,065,771
                                         ==========         ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses   $    42,484             22,993
Due to related parties                       91,755            856,733
Promissory notes                          1,605,332          1,363,332
Short-term borrowings                       266,639          2,902,626
Interest payable                              6,860             29,209
Other liabilities                            54,977             60,640
                                         ----------         ----------

 Total liabilities                        2,068,047          5,235,533

Commitments and contingencies
 (Notes 2 and 7)

Partners' capital:
 Limited Partners
  (Units outstanding of 400,000
  for both 1996 and 1995)                19,059,393         18,182,086
 Managing General Partners                2,088,821          1,869,494
 Net unrealized fair value increase
  from cost of equity investments        20,214,311         17,778,658
                                         ----------         ----------

  Total partners' capital                41,362,525         37,830,238
                                         ----------         ----------

      Total                             $43,430,572         43,065,771
                                         ==========         ==========



See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
- -----------------------------------

                                            For the Three                     For the Six
                                             Months Ended                     Months Ended
                                               June 30,                         June 30,
                                     ------------------------------      --------------------
                                             1996         1995          1996          1995
                                             ----         ----          ----          ----
Income:
 Notes receivable interest            $    20,872         39,306          49,756       80,682
 Short-term investment interest               966          3,224           2,078        5,858
                                        ---------      ---------       ---------   ----------
  Total income                             21,838         42,530          51,834       86,540


Costs and expenses:
 Management fees                          101,515        103,089         209,179      204,606
 Individual General Partners'
  compensation                             15,186         14,977          22,995       22,477
 Operating expenses                       360,190        306,770         590,871      538,773
                                        ---------      ---------       ---------   ----------

  Total costs and expenses                476,891        424,836         823,045      765,856
                                        ---------      ---------       ---------   ----------

Net operating loss                       (455,053)      (382,306)       (771,211)    (679,316)

 Net realized gain (loss) from
  sales of equity investments           1,521,645       (430,449)      2,944,936     (429,620)
 Recoveries from investments
  previously written off                       --         42,582              --       42,582
 Realized losses from
  investment write-downs               (1,000,000)      (770,184)     (1,077,091)    (771,184)
                                        ---------      ---------       ---------   ----------
Net realized income (loss)                 66,592     (1,540,357)      1,096,634   (1,837,538)

Change in net unrealized
  fair value:
   Equity investments                   3,696,991      4,272,576       2,435,653    3,164,479
   Secured notes receivable               372,000         25,000              --       40,000
                                        ---------      ---------       ---------   ----------

Net income                            $ 4,135,583      2,757,219       3,532,287    1,366,941
                                        =========      =========       =========   ==========

Net realized (loss) income per Unit   $        --             (3)              2           (4)
                                        =========      =========       =========   ==========

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
- -----------------------------------

                                     For the Six Months Ended June 30,
                                     ---------------------------------
                                            1996                1995
                                            ----                ----
Cash flows from operating activities:
 Interest received                     $    16,697              69,416
 Interest expense                         (158,001)           (162,145)
 Cash paid to vendors                      (74,093)           (125,629)
 Cash paid to related parties           (1,362,851)           (512,156)
 Reimbursement of collection expenses
  received from a portfolio company             --              21,311
                                         ---------           ---------

  Net cash used by operating activities (1,578,248)           (709,203)
                                         ---------           ---------

Cash flows from investing activities:
 Secured notes receivable issued          (640,000)            (62,500)
 Purchase of equity investments         (1,444,276)           (663,334)
 Repayments of secured notes receivable     19,419             239,376
 Repayments of equity investments           58,000             125,000
 Proceeds from sales of equity
  investments                            5,727,476             775,842
 Distributions from venture capital
  limited partnerships                      17,688                  --
                                         ---------           ---------

  Net cash provided by
   investing activities                  3,738,307             414,384
                                         ---------           ---------

Cash flows from financing activities:
 Short-term advances from Managing
  General Partners                              --             282,000
 Repayment of short-term advances from
  Managing General Partners                     --            (282,000)
(Repayments of) proceeds from short-
  term borrowings, net                  (2,393,987)            639,099
                                         ---------           ---------

  Net cash (used) provided by
   financing activities                 (2,393,987)            639,099
                                         ---------           ---------

Net (decrease) increase in cash
  and cash equivalents                    (233,928)            344,280

Cash and cash equivalents at
  beginning of year                        274,980              10,501
                                         ---------           ---------
Cash and cash equivalents at June 30   $    41,052             354,781
                                         =========           =========

See accompanying notes to financial statements.

- -----------------------------------------------

                                       For the Six Months Ended June 30,
                                       ---------------------------------
                                            1996                1995
                                            ----                ----
Reconciliation of net income to net
 cash used by operating activities:

Net income                             $ 3,532,287           1,366,941

Adjustments to reconcile net income
 to net cash used by
 operating activities:
  Realized losses from investment
   write-downs                           1,077,091             771,184
  Net realized gain (loss) from sales
   of equity investments                (2,944,936)            429,620
  Recoveries from investments
   previously written off                       --             (42,582)
  Change in net unrealized fair value:
    Equity investments                  (2,435,653)         (3,164,479)
    Secured notes receivable                    --             (40,000)
  Other, net                                    --                (250)

Changes in:
 Accrued interest on secured and
  convertible notes receivable             (35,137)            (16,874)
 Due to related parties                   (764,978)             (2,810)
 Other changes, net                         (6,922)             (9,953)
                                         ---------           ---------
Net cash used by operating activities  $(1,578,248)           (709,203)
                                         =========           =========

Non-cash investing activities:

Reclassification of secured notes to
 equity investments (subordinated
 notes)                                $   640,000                  --
                                        ==========           =========

Purchase of equity investments
 financed by a promissory note         $        --           1,363,332
                                         =========           =========


See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
- ----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partners, the Balance Sheets as of June 30, 1996, and December 31, 1995, and the related Statements of Operations for the three and six months ended June 30, 1996 and 1995, and Statements of Cash Flows for the six months ended June 30, 1996 and 1995, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1995. The following notes to financial statements for activity through June 30, 1996, supplement those included in the Annual Report on Form 10-K. Certain 1995 balances have been reclassified to conform with the 1996 financial statement presentation. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.

2.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the six months ended June 30, 1996 and 1995, were as follows:

                                                 1996           1995
                                                 ----           ----
   Management fees                            $209,179       204,606
   Individual General Partners' compensation    22,995        22,477
   Reimbursable operating expenses             365,699       282,263


Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual periodically. There were $57,917 and $818,386 due to related parties at June 30, 1996, and December 31, 1995, respectively, related to such expenses.

Amounts payable for management fees were $33,838 and $38,347 at June 30, 1996, and December 31, 1995, respectively. Pursuant to the Partnership Agreement, quarterly management fees are equal to one quarter of one percent of the fair value of Partnership assets.

3.     Equity Investments
       ------------------

A full listing of the Partnership's equity investments at December 31, 1995, is in the 1995 Annual Report. Activity from January 1 through June 30, 1996, consisted of:



                                                                     January 1 -
                                                                     June 30, 1996
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
Significant changes:

Communications
- --------------
Coded Communications    Common
 Corporation            shares               04/93      145,454      (77,091)    (87,999)
Pinterra Corporation    Convertible
                        note (1)             03/96     $125,000      128,194     128,194
Wire Networks, Inc.     Series A
                        Preferred shares     02/96        6,098        8,232       8,232
Wire Networks, Inc.     Series B
                        Preferred shares     02/96        7,452       16,767      16,767

Computer Systems and Software
- -----------------------------
Clarify, Inc.           Common               02/96&
                        shares               06/96        1,509       54,864      71,564
Reflection Technology,  Series F
 Inc.                   Preferred shares     01/94       28,572            0     (30,000)
Reflection Technology,  Common
 Inc.                   shares               05/94       19,567            0     (20,546)
Reflection Technology,  Series D
 Inc.                   Preferred shares     11/94      869,565            0    (913,044)
Reflection Technology,  Series G
 Inc.                   Preferred shares     11/94      172,877            0    (158,130)
Reflection Technology,  Series D
 Inc.                   Preferred shares     11/94      163,043            0    (171,195)
Reflection Technology,  Series I
 Inc.                   Preferred shares     11/95       40,322     (124,998)   (124,998)
Reflection Technology,  Common share
 Inc.                   warrant at $.50;
                        expiring 04/01       04/96      359,750            0     557,613
Reflection Technology,  Series J
 Inc.                   Preferred shares     05/96      547,918    1,123,232   1,123,232
Velocity                Series A
 Incorporated           Preferred shares     10/94    6,286,325   (1,000,000) (1,034,337)
Velocity                Subordinated         08/95-
 Incorporated           notes (1)            10/95     $125,000            0    (125,000)
Velocity                Subordinated         01/96-
 Incorporated           notes (1)            06/96     $760,000      760,000     760,000

Environmental
- -------------
Thermatrix, Inc.        Series B
                        Preferred shares     04/91    1,756,204   (1,318,453) (4,390,510)
Thermatrix, Inc.        Common
                        shares               04/91          387         (347)       (968)
Thermatrix, Inc.        Series B
                        Preferred shares     12/92    1,272,967   (1,272,967) (3,182,418)
Thermatrix, Inc.        Common
                        shares               07/94          120          (30)       (300)
Thermatrix, Inc.        Series D
                        Preferred shares     11/94      323,120     (807,800)   (807,800)
Thermatrix, Inc.        Common
                        shares               06/96    1,163,764    3,399,597  10,965,275

Medical/Biotechnology
- ---------------------
Biex, Inc.              Series C
                        Preferred shares     04/96       83,333       83,333      83,333
Cardiometrics,          Common
 Incorporated           shares               11/95      359,748            0     125,917
CV Therapeutics, Inc.   Series G
                        Preferred shares     03/96       31,722       27,279      62,810
CV Therapeutics, Inc.   Common share
                        warrant at $.25;
                        expiring 03/99       03/96       47,583       36,165      83,270
Everest & Jennings      Common
 International Ltd.     shares               01/94       59,272            0     (72,608)
Inhale Therapeutic      Common
 Systems, Inc.          shares               03/96        6,270      105,023     111,920
Molecular Geriatrics    Series B
 Corporation            Preferred shares     09/93      250,000     (125,000)   (125,000)
Molecular Geriatrics    Common
 Corporation            shares               01/96       23,585      125,000      47,170
Physiometrix, Inc.      Common               01/94-
                        shares               05/94          338     (375,054)     (1,690)
Physiometrix, Inc.      Series D             01/94 &
                        Preferred shares     02/94      338,150     (114,971) (1,690,750)
Physiometrix, Inc.      Common
                        shares               04/96      270,791      490,025   1,624,746
SyStemix, Inc.          Common shares    1991-1992      130,972      (54,690)    260,649

Pharmaceuticals
- ---------------
Shaman Pharmaceuticals, Common
 Inc.                   shares               01/93      409,167   (2,689,338) (4,086,552)
Shaman Pharmaceuticals, Common
 Inc.                   shares               02/95      340,833            0     852,052

Retail/Consumer Products
- ------------------------
YES! Entertainment      Common
 Corporation            shares               06/95       66,666            0     416,996

Venture Capital Limited Partnership Investments
- -----------------------------------------------
Various                 Limited Partnership
                        Interests            various $2,148,764     (211,903)    282,225
                                                                  ----------  ----------

Total significant changes during the six
 months ended June 30, 1996                                       (1,814,931)    558,120

Other changes, net                                                    (2,474)     60,128
                                                                  ----------  ----------
Total equity investments at June 30, 1996                        $23,115,555  43,329,866
                                                                  ==========  ==========

(1) Convertible and subordinated notes include accrued interest.  The interest rates on such notes issued during 1996 ranged from 8% to 12%.



Marketable Equity Securities
- ----------------------------

At June 30, 1996, and December 31, 1995, marketable equity securities had aggregate costs of $7,873,443 and $9,362,396, respectively, and aggregate market values of $15,463,349 and $14,529,511, respectively. The net unrealized gains at June 30, 1996, and December 31, 1995, included gross gains of $8,511,260 and $6,130,033, respectively.

Biex, Inc.
- ----------

In April of 1996, the Partnership made an additional investment in Biex, Inc. by purchasing 83,333 Series C Preferred shares for a total cost of $83,333.

Coded Communications Corporation
- --------------------------------

During the first quarter of 1996, the Managing General Partners determined that there had been an other than temporary decline in fair value of the Partnership's investment. As a result, the investment was written down by $77,091. The Partnership also recorded a decrease in fair value of $87,999 to reflect the unrestricted market value at June 30, 1996.

CV Therapeutics, Inc.
- ---------------------

In March of 1996, the Partnership made an additional investment in the company by purchasing 31,722 Series G Preferred shares and a warrant for 47,583 common shares for a total cost of $63,444. The fair values above reflect the valuation of this financing, which resulted in an increase in the change in fair value of $82,636.

Molecular Geriatrics Corporation
- --------------------------------

In January of 1996, the company converted its Series B Preferred shares into common shares and then effected a reverse stock split.
Consequently, the Partnership's Series B investment became 23,585 common shares.

In June of 1996, the company completed a Series C Preferred round of financing in which the Partnership did not participate. The pricing of this round indicated a $77,830 fair value decrease in the Partnership's investments.

Physiometrix, Inc.
- ------------------

In April of 1996, the Partnership completed its initial public offering ("IPO"). Prior to the IPO, the company effected a reverse stock split resulting in the Partnership's common and Preferred shares being converted into 270,791 common shares while the common share warrant was canceled. At June 30, 1996, the Partnership recorded a decrease in the change in fair value of $67,694 to reflect the publicly-traded market price of its investments; the fair value was adjusted to reflect a 25% discount for restricted securities.

Pinterra Corporation (formerly Terrapin, Inc.)
- ----------------------------------------------

In June of 1996, the Partnership issued a $125,000 convertible note to the company.

Reflection Technology, Inc.
- ---------------------------

During the first quarter of 1996, the Partnership issued $961,500 in convertible notes receivable to the company and received a warrant to purchase 359,750 common shares at $.50 per share.

Then in April of 1996, the Partnership purchased 486,943 Series J Preferred shares with $23,500 in cash and by converting the notes discussed above including accrued interest of $13,234 for a total cost of $998,234. The Partnership's Series I Preferred shares were also exchanged for 60,975 Series J Preferred shares.

The pricing of the Series J Preferred round resulted in a $735,302 decrease in the change in fair value of the Partnership's investments.

Shaman Pharmaceuticals, Inc.
- ----------------------------

During the first half of 1996, the Partnership sold 811,027 common shares of Shaman Pharmaceuticals, Inc., for total proceeds of $5,635,825 and realized a gain of $2,946,487. The Partnership recorded a decrease in the change in fair value of $545,162. The change included a decrease of $2,420,132 due to the sale mentioned above, partially offset by an increase in market price at June 30, 1996, for its remaining unrestricted shares valued at $6,599,970.

SyStemix, Inc.
- --------------

In May of 1996, the Partnership sold 3,000 SyStemix common shares for total proceeds of $57,195 and realized a gain of $2,505. The
Partnership also recorded an increase in fair value of $260,649 to reflect the unrestricted market value of $2,330,516 at June 30, 1996, for its remaining shares.

Thermatrix, Inc.
- ----------------

In June of 1996, the company completed its IPO. Prior to the IPO, the company effected a reverse stock split resulting in the Partnership's common and Preferred shares being converted into 1,163,764 common shares. At June 30, 1996, the Partnership recorded an increase in the change in fair value of $2,583,279 to reflect the publicly-traded market price of its investments; the fair value was adjusted to reflect a 25% discount for restricted securities.

Velocity Incorporated
- ---------------------

During the first six months of 1996, the Partnership issued $120,000 in subordinated notes to continue company operations and reclassified secured notes receivable of $640,000 to subordinated notes.

During the second quarter of 1996, the Managing General Partners determined that there has been an other than temporary decline in value for the Partnership's preferred stock investment. As a result, a realized loss of $1,000,000 was recorded. The Partnership also recorded a decrease in fair value of $339,337 for its investment.

Wire Networks, Inc.
- -------------------

In February of 1996, the Partnership invested in the company by purchasing 6,098 Series A Preferred shares and 7,452 Series B Preferred shares for $8,232 and $16,767, respectively.

Venture Capital Limited Partnership Investments
- -----------------------------------------------

The Partnership recorded a cost basis decrease of $211,903 in venture capital limited partnership investments during the six months ended June 30, 1996. The decrease was a result of returns of capital in the form of stock and cash distributions of $236,715 and $17,688, respectively, partially offset by additional contributions of $42,500. The Partnership recorded a fair value increase of $282,225 as a result of a net increase in the fair value of the underlying investments, partially offset by the effects of the transactions described above.

The stock distributions in the first half of 1996 consisted of Clarify, Inc., Conceptus, Inc., Euphonix, Inc., Inhale Therapeutic Systems, Inc., and Mylex, Inc. with fair values of $54,864, $38,513, $37,125, $105,023 and $1,190, respectively. In June of 1996, the Partnership sold its position in Conceptus, Inc. for total proceeds of $34,456.

Other Equity Investments
- ------------------------

Other significant changes during the six months ended June 30, 1996, reflected above relate to market value fluctuations or the elimination of a discount relating to selling restrictions for publicly-traded portfolio companies. The Partnership's YES! Entertainment Corporation shares are restricted.

4.     Secured Notes Receivable, Net
       -----------------------------

Activity from January 1, 1996, through June 30, 1996, consisted of:


Balance at January 1, 1996                                 $  67,826

1996 activity:
  Secured notes receivable issued                            640,000
  Repayments of secured notes receivable                     (19,419)
  Reclassification of secured notes to
   equity investments                                       (640,000)
  Increase in accrued interest                                 1,499
                                                             -------

 Total secured notes receivable, net, at June 30, 1996      $ 49,906
                                                             =======


The Partnership had accrued interest of $20,176 and $18,677 at June 30, 1996, and December 31, 1995, respectively.

There was no allowance for loan loss recorded at June 30, 1996.

Refer to Note 3, Equity Investments, for additional information regarding the reclassification of notes.

5.     Promissory Notes
       ----------------

At June 30, 1996, and December 31, 1995, the Partnership had promissory notes to unaffiliated private parties of $1,605,332 and $1,363,332, respectively. The 1996 balance consisted of two notes with outstanding balances of $1,363,332 and $242,000 and maturity dates of February, 1997, and December, 1996, respectively. The $1,363,332 note is subordinated to the Partnership's short-term borrowings and is collateralized by the Partnership's assets. The combined weighted average interest rate for the two notes during the quarter ended June 30, 1996, was 7.13%. Interest expense of $63,803 was recorded in 1996.

6.     Short-Term Borrowings
       ---------------------

The Partnership has borrowing accounts with two financial institutions. During the first half of 1996, the Partnership made a net repayment of $2,393,987 to both financial institutions with proceeds from the sale of Shaman Pharmaceuticals, Inc., common stock. At June 30, 1996, the combined outstanding balance was $266,639. The borrowing capacity of these accounts, which fluctuates based on collateral value, totaled $4,414,998 at June 30, 1996. The combined weighted average interest rate for the two accounts during the six months ended June 30, 1996, was 7.55%. Interest expense of $71,849 was recorded in 1996. The Partnership's investments in Shaman Pharmaceuticals, Inc., and SyStemix, Inc., are pledged as collateral.

7.     Commitments and Contingencies
       -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At June 30, 1996, the Partnership had unfunded commitments as follows:



Type
- ----
Equity investments                                   $  6,250
Term notes                                            140,000
Venture capital limited partnership investments       211,150
                                                      -------
Total                                                $357,400
                                                      =======

In September of 1995, the Partnership jointly guaranteed with two affiliated partnerships a $2,000,000 line of credit between a financial institution and a portfolio company in the computer systems and software industry of which the Partnership's share is $500,000. However, if the affiliated partnerships are unable to finance their portion of the guarantee, the Partnership's share may increase up to $2,000,000. While the Partnership expects the portfolio company to repay the line of credit, if the portfolio company fails to do so, the Partnership may be liable up to the guarantee amount.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources
- -------------------------------

During the six months ended June 30, 1996, net cash used by operating activities totaled $1,578,248. The Partnership paid management fees of $213,688 to the Managing General Partners and reimbursed related parties for operating expenses of $1,126,168. In addition, $22,995 was paid to the Individual General Partners as compensation for their services. Other operating expenses of $74,093 were paid and interest income of $16,697 was received. The Partnership also paid interest of $158,001 on borrowings.

During the six months ended June 30, 1996, the Partnership issued $640,000 in secured notes receivable to a portfolio company in the computer systems and software industry and funded equity investments of $1,444,276 mostly to portfolio companies in the computer systems and software, communications, and medical/biotechnology industries. Repayments of secured notes receivable and equity investments provided cash of $19,419 and $58,000, respectively. Proceeds from the sales of equity investments were $5,727,476. At June 30, 1996, the Partnership was committed to fund $357,400 in additional investments and has outstanding guarantees up to $2,000,000 as disclosed in Note 7 to the financial statements.

The Partnership had borrowing accounts with two financial institutions. The borrowing capacity of these accounts, which fluctuates based on collateral value, totaled $4,414,998 at June 30, 1996. At June 30, 1996, the combined outstanding balance was $266,639. The Partnership's investments in SyStemix, Inc., and Shaman Pharmaceuticals, Inc., are pledged as collateral. The Partnership also has two promissory notes payable totaling $1,605,332 with maturity dates in December, 1996, and February, 1997. The Partnership's assets are pledged as collateral for one of the promissory notes, which is subordinate to the Partnership's short-term borrowings.

During the first half of 1996, Physiometrix, Inc., and Thermatrix, Inc., completed their IPOs. Although the Partnership's holdings in these companies are subject to selling restrictions, the IPOs indicate potential future liquidity for these investments.

Cash and cash equivalents at June 30, 1996, were $41,052. Future interest income earned on notes receivable, proceeds from investment sales, and remaining borrowing capacity on borrowing accounts are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
- ---------------------

Current quarter compared to corresponding quarter in the preceding year
- -----------------------------------------------------------------------

Net income was $4,135,583 for the quarter ended June 30, 1996, compared to $2,757,219 during the same period in 1995. The increase in net income was primarily due to a $1,952,094 increase in net realized gain from sales of equity investments and a $347,000 increase in the change in net unrealized fair value of secured notes receivable. These changes were was partially offset by a $575,585 decrease in the change net unrealized fair value of equity investments and a $229,816 increase in realized losses from investment write-downs.

During the quarter ended June 30, 1996, net realized gain from sales of equity investments of $1,521,645 was mostly due to the common stock sale of Shaman Pharmaceuticals, Inc. A $430,449 realized loss recorded for the same period in 1995 related to the sale of AG Associates, Inc.

The Partnership recorded an increase in the fair value of secured notes receivable of $372,000 and $25,000 for the quarters ended June 30, 1996 and 1995, respectively, based upon the level of loan loss reserves deemed adequate by the Managing General Partners at the respective quarter ends.

During the quarter ended June 30, 1996, the increase in equity investment fair value of $3,696,991 was primarily attributable to a portfolio company in the environmental industry. During the same period in 1995, the increase of $4,272,576 was primarily attributable to a portfolio company in the pharmaceuticals industry.

The Partnership recorded $1,000,000 in realized losses from investment write-downs for the quarter ended June 30, 1996, related to a portfolio company in the computer systems and software industry. A $770,184 realized loss was recorded for the same period in 1995 related to portfolio companies in the retail/consumer products and communications industries.

Total operating expenses were $360,190 and $306,770 for the quarters ended June 30, 1996 and 1995, respectively. The increase is primarily due to higher administrative and investor services expenses as well as investment operation expenses from increases overall portfolio activities.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

Current six months compared to corresponding six months in the preceding
- ------------------------------------------------------------------------
year
- ----

Net income was $3,532,287 for the six months ended June 30, 1996, compared to $1,366,941 during the same period in 1995. The increase in net income was primarily due to a $3,374,556 increase in net realized gain from sales of equity investments. This increase was partially offset by a $728,826 decrease in the change in net unrealized fair value of equity investments, and a $305,907 increase in realized losses from investment write-downs.

During the six months ended June 30, 1996, net realized gain from sales of equity investments of $2,944,936 was mostly due to the common stock sale of Shaman Pharmaceuticals, Inc. A $429,620 net realized loss recorded for the same period in 1995 mainly related to the sale of AG Associates, Inc.

During the six months ended June 30, 1996, the increase in equity investment fair value of $2,435,653 was primarily attributable to a portfolio companies in the environmental and retail/consumer products industries as well as venture capital limited partnership investments, partially offset by decreases in portfolio companies in the computer systems and software and pharmaceuticals industries. During the same period in 1995, the increase of $3,164,479 was substantially attributable to increases in a portfolio company in the pharmaceuticals industry.

The Partnership recorded $1,077,091 in realized losses from investment write-downs for the six months ended June 30, 1996, mostly related to a portfolio company in the computer systems and software industry. A $771,184 realized loss was recorded for the same period in 1995 primarily related to portfolio companies in the retail/consumer product and communications industries.

II.     OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended June 30, 1996.

(b) Financial Data Schedule for the six months ended and as of June 30, 1996 (Exhibit 27).

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

                         TECHNOLOGY FUNDING VENTURE PARTNERS IV,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  August 9, 1996   By:         /s/Debbie A. Wong
                            -------------------------------------------
                                     Debbie A. Wong
                                     Controller