Form 10-K
period 1996-12-31
TECHNOLOGY FUNDING VENTURE PARTNERS IV
filed 1997-03-24
CIK 826595

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For The Year Ended December 31, 1996

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
Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.               [   ]
No active market for the units of limited partnership interests ("Units") exists, and therefore the market value of such Units cannot be determined.
Documents incorporated by reference: Portions of the Prospectus dated February 24, 1989, forming a part of Registration Statement No. 33-19201, filed pursuant to Rule 424(c) of the General Rules and Regulations under the Securities Act of 1933, as modified by Post-Effective Amendment No. 1 dated April 23, 1990, are incorporated by reference in Parts I and III hereof. Portions of the Prospectus of Technology Funding Medical Partners I, L.P., as modified by Cumulative Supplement No. 4 dated January 4, 1995, forming a part of the May 3, 1993, Pre-Effective Amendment No. 3 to the Form N-2 Registration Statement No. 33-54002 dated October 30, 1992, are incorporated by reference in Part III hereof.

                                   PART I

Item 1.  BUSINESS
------   --------

Technology Funding Venture Partners IV, An Aggressive Growth Fund, L.P. (the "Partnership") is a limited partnership organized under the laws of the State of Delaware on December 4, 1986, and was inactive until it commenced the sale of Units on January 10, 1989. The purpose of the Partnership is to make venture capital investments in new and developing companies, as described in the "Introductory Statement" and "Business of the Partnership" sections of the Prospectus dated February 24, 1989. The Partnership has elected to be a business development company under the Investment Company Act of 1940, as amended (the "Act"), and operates as a nondiversified investment company as that term is defined in the Act. Additional characteristics of the Partnership's business are discussed in the "Risk Factors" and "Conflicts of Interest" sections of the Prospectus, which sections are also incorporated herein by reference. The Partnership's Amended and Restated Limited Partnership Agreement ("Partnership Agreement") provides that the Partnership will continue until December 31, 1997, subject to the right of the Management Committee to extend the term for up to two additional two-year periods.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

No matter was submitted to a vote of the holders of units of limited partnership interests ("Units") during 1996.


                                  PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
------   -------------------------------------------------------------
         MATTERS
         -------

        (a) There is no established public trading market for the Units.

        (b) At December 31, 1996, there were 7,824 record holders of
            Units.

        (c) The Registrant, being a partnership, does not pay dividends. Cash distributions, however, may be made to the partners in the Partnership pursuant to the Registrant's Partnership Agreement.

Item 6.  SELECTED FINANCIAL DATA
------   -----------------------


                                        For the Years Ended and As of December 31,
                             ------------------------------------------------------------
                                 1996            1995        1994         1993        1992
                                 ----            ----        ----         ----        ----


Total income                 $    99,272        130,779     296,948     678,321     555,324
Net operating loss            (1,423,434)    (2,106,285) (1,314,484) (1,514,788) (1,736,601)
Net realized gain (loss) from
 venture capital limited
 partnership investments         255,239             --          --     (15,402)    (25,726)
Net realized gain (loss)
  from sales of equity
  investments                    989,034        (80,764)         --  25,856,978  25,399,530
Recoveries from investments
  previously written off              --        145,248          --          --          --
Realized losses from
  investment write-downs      (1,078,341)    (2,532,447)   (843,311) (1,377,494) (3,323,404)
Net realized (loss) income    (1,257,502)    (4,574,248) (2,157,795) 20,949,294  20,313,799
Change in net unrealized
 fair value:
  Equity investments            (773,777)     4,065,995  (2,854,255) (9,857,060) 14,857,899
  Notes receivable	                    --         49,000       5,000      94,000    (138,391)
Net (loss) income             (2,031,279)      (459,253) (5,007,050) 11,186,234  35,033,297
Net realized (loss) income
  per Unit                            (2)            (9)         (4)         42          45
Total assets	                  37,025,188     43,065,771  40,606,795  43,520,755  63,032,147
Distributions declared           316,227             --          --  24,514,748  17,433,949
Distributions declared
 per Unit (1)                         --             --          --          56          40

(1) Calculation is based on distributions declared to Limited Partners divided by the weighted average number of Units outstanding during the year.



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

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
------   -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

Liquidity and Capital Resources
-------------------------------

In 1996, net cash used by operating activities totaled
$2,239,376. The Partnership paid management fees of $416,956 to the Managing General Partners and reimbursed related parties for operating expenses of $1,422,382 in 1996. In addition, $47,730 was paid to the Individual
General Partners as compensation for their services.
Other operating expenses of $206,686 were paid and interest income of $69,250 was received. The
Partnership also paid interest of $214,872 on borrowings.

In 1996, the Partnership funded equity investments of $2,523,718 mostly to portfolio companies in the computer systems and software and communications industries and issued $640,000 in secured notes receivable to a portfolio company in the computer systems and software industry. Repayments of secured and convertible notes receivable provided cash of $1,229,636. Proceeds from sales of equity investments were $8,064,148 and the Partnership received $139,624 in cash distributions from venture capital limited partnership investments.

The Partnership has borrowing accounts with two financial institutions. The combined borrowing capacity of these accounts, which fluctuates based on collateral value, totaled $3,139,048 at December 31, 1996. The
Partnership had no outstanding balance at December 31, 1996. The Partnership's investments in SyStemix, Inc.
and Shaman Pharmaceuticals, Inc. are pledged as collateral. As disclosed in Note 5 to the financial statements, subsequent to year end, the Partnership sold its remaining investment in SyStemix, Inc., and 111,400 shares of Shaman Pharmaceuticals, Inc. which reduced the borrowing capacity to $971,772 at March 20, 1997. The
Partnership also had a $1,363,332 promissory note payable which matured and was fully repaid in February, 1997.

During 1996, CV Therapeutics, Inc., Physiometrix, Inc., and Thermatrix, Inc. completed their initial public offerings ("IPOs"). Although the Partnership's holdings are partially subject to selling restrictions, these IPOs indicate future liquidity for the Partnership's investments.

Cash and cash equivalents at December 31, 1996, were $1,402,668. As of December 31, 1996, the Partnership was committed to fund $737,861 in additional investments and has an outstanding guarantee of $1,000,000 as discussed in Note 10 to the financial statements.
Future proceeds from investment sales and the borrowing capacity on borrowing accounts are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

1996 compared to 1995
---------------------

Net loss was $2,031,279 in 1996 compared to $459,253 in 1995. The increase in net loss was substantially due to a $4,839,772 decrease in the change in net unrealized fair value of equity investments. The increase was partially offset by a $1,454,106 decrease in realized losses from investment write-downs, a $1,069,798 increase in net realized gain from sales of equity investments, and a $693,702 decrease in total operating expenses.

During 1996, the decrease in fair value of $773,777 was primarily attributable to the sale of Shaman
Pharmaceuticals, Inc., common stock as the gain was realized. This decrease was partially offset by an increase in portfolio companies in the environmental industry. In 1995, the increase in fair value of $4,065,995 was primarily attributable to increases in portfolio companies in the pharmaceuticals, computer systems and software and communications industries, partially offset by decreases in the medical/biotechnology industry.

During 1996, the Partnership recorded realized losses from investment write-downs of $1,078,341 mainly attributable to equity investments in a portfolio company in the computer systems and software industry.
During 1995, realized losses from investment write-downs of $2,532,447 was mainly attributable to equity investments in portfolio companies in the microelectronics, retail/consumer products and communications industries.

In 1996, net realized gain from sales of equity investments of $989,034 was mainly due to the sale of Shaman Pharmaceuticals, Inc., partially offset by losses from Cardiometrics, Inc., Pinterra Corporation and
Graham-Field Health Products, Inc. During 1995, the net realized loss of $80,764 was mainly due to AG
Associates, Inc.

Total operating expenses were $1,065,940 and $1,759,642
in 1996 and 1995, respectively. As discussed in Note 3 to the financial statements, the 1995 total operating expenses included additional administrative and investor services expense of $812,580. If this amount had been recorded in prior years, total operating expenses would have been $1,018,228 in 1995, compared to $1,065,940 in
1996. The slight increase was primarily due to higher investment operations and computer services expenses from increased overall portfolio activities, partially offset by lower interest expense.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

1995 compared to 1994
---------------------

Net loss was $459,253 in 1995 compared to $5,007,050 in 1994. The decrease in net loss was primarily due to a $6,920,250 increase in the change in net unrealized fair value of equity investments. The change was partially offset by a $1,689,136 increase in realized losses from investment write-downs, a $647,394 increase in total operating expenses and a $166,169 decrease in total income.

During 1995, the increase in fair value of $4,065,995 was primarily attributable to increases in portfolio companies in the pharmaceuticals, computer systems and software, and communications industries, partially offset by decreases in the medical/biotechnology industry. In 1994, the decrease of $2,845,255 was primarily attributable to decreases in portfolio companies in the pharmaceuticals and microelectronics industries, partially offset by increases in the communications and medical/biotechnology industries.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------   -------------------------------------------

The financial statements of the Registrant are set forth in Item 14.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
------   ------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------

Registrant has reported no disagreements with its accountants on matters of accounting principles or practices or financial statement disclosure.

                               PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------  --------------------------------------------------

As a partnership, the Registrant has no directors or executive officers. The Management Committee is responsible for the management and administration of the Partnership. The members of the Management Committee consist of the three Individual General Partners and a representative from each of Technology Funding Ltd., a California limited partnership ("TFL"), and its wholly-owned subsidiary, Technology Funding Inc., a California corporation ("TFI"). TFL and TFI are the Managing
General Partners. Information concerning the ownership of TFL and the business experience of the key officers of TFI and the partners of TFL is incorporated by reference from the sections entitled "Management of the Partnership - The General Partners" and "Management of the Partnership - Key Personnel of the Managing General
Partners" in the Prospectus. Changes in this information that have occurred since the date of the Prospectus are included in the Technology Funding
Medical Partners I, L.P. Prospectus, as modified by
Cumulative Supplement No. 4 dated January 4, 1995, forming a part of the May 3, 1993, Pre-Effective
Amendment No. 3 to the Form N-2 Registration Statement
No. 33-54002 dated October 30, 1992, which are incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION
-------  ----------------------

As a partnership, the Registrant has no officers or directors. In 1996, the Partnership incurred $409,036 in management fees. The fees are designed to compensate the Managing General Partners for General Partner
Overhead incurred in performing management duties for the Partnership through December 31, 1996. General
Partner Overhead (as defined in the Partnership
Agreement) includes the General Partners' share of rent and utilities, and certain salaries and benefits paid by the Managing General Partners in performing their obligations to the Partnership. As compensation for their services, the Individual General Partners each receive $10,000 annually, plus $1,000 for each attended meeting of the management committee and related expenses. In 1996, $47,730 of such fees were paid.

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

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
-------  -------------------------------------------------------
         FORM 8-K
         --------

        (a)  List of Documents filed as part of this Annual
Report on Form 10-K

             (1) Financial Statements - the following financial statements are filed as a part of this Report:

                  Independent Auditors' Report
                  Balance Sheets as of December 31, 1996
                    and 1995
                  Statements of Operations for the years
                    ended December 31, 1996, 1995 and 1994
                  Statements of Partners' Capital for the years
                    ended December 31, 1996, 1995 and 1994
                  Statements of Cash Flows for the years
                    ended December 31, 1996, 1995 and 1994
                  Notes to Financial Statements

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

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed by the Registrant during the year ended December 31, 1996.

         (c) Financial Data Schedule for the year ended and as of December 31, 1996 (Exhibit 27).

                     INDEPENDENT AUDITORS' REPORT
                     ----------------------------

The Partners
Technology Funding Venture Partners IV, An Aggressive Growth
Fund, L.P.:


We have audited the accompanying balance sheets of Technology Funding Venture Partners IV, An Aggressive Growth Fund, L.P. (a Delaware limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of certain securities and loans owned, by correspondence with the individual investee and borrowing companies, and a physical examination of those securities held by a safeguarding agent as of December 31, 1996 and 1995. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Funding Venture Partners IV, An Aggressive Growth Fund, L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.



San Francisco, California                /S/KPMG Peat Marwick LLP
March 21, 1997

BALANCE SHEETS
--------------

                                                 December 31,
                                           ----------------------
                                             1996          1995
                                             ----          ----

ASSETS

Investments:
  Equity investments (cost basis of
   $18,522,217 and $24,932,960 for 1996
   and 1995, respectively)               $35,527,098  42,711,618
  Secured notes receivable, net
    (cost basis of $29,137 and
    $67,826 for 1996 and 1995,
    respectively)                             29,137      67,826
                                          ----------  ----------

       Total investments                  35,556,235  42,779,444

Cash and cash equivalents                  1,402,668     274,980

Other assets                                  66,285      11,347
                                          ----------  ----------

       Total                             $37,025,188  43,065,771
                                          ==========  ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses    $    38,429      22,993

Due to related parties                        90,890     856,733

Short-term borrowings                             --   2,902,626

Promissory note                            1,363,332   1,363,332

Interest payable                              28,350      29,209

Other liabilities                             21,455      60,640
                                          ----------  ----------

    Total liabilities                      1,542,456   5,235,533

Commitments, contingencies and
 subsequent events
(Notes 3, 5, 8, 9 and 10)

Partners' capital:
  Limited Partners
   (Units outstanding of 400,000
    for both 1996 and 1995)               17,224,580  18,182,086
  Managing General Partners                1,253,271   1,869,494
  Net unrealized fair value increase
    from cost of equity investments       17,004,881  17,778,658
                                          ----------  ----------

    Total partners' capital               35,482,732  37,830,238
                                          ----------  ----------

      Total                              $37,025,188  43,065,771
                                          ==========  ==========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS
------------------------

                               For the Years Ended December 31,
                             ------------------------------------
                                1996          1995        1994
                                ----          ----        ----

Income:
  Secured notes receivable
   interest               $    90,508      117,677       271,361
  Short-term investments
   interest                     2,999       11,935        21,380
  Other income                  5,765        1,167         4,207
                            ---------    ---------     ---------

     Total income              99,272      130,779       296,948

Costs and expenses:
  Management fees             409,036      429,523       456,017
  Individual General
   Partners' compensation      47,730       47,899        42,000
  Amortization of
   organizational costs            --           --         1,167
  Operating expenses:
    Investment operations     254,854      132,665       433,926
    Administrative and
     investor services        383,059    1,106,796       445,707
    Computer services         128,227       88,742       108,310
    Professional fees          85,787       84,105        89,419
    Interest expense          214,013      347,334        34,886
                            ---------    ---------     ---------

      Total operating
       expenses             1,065,940    1,759,642     1,112,248
                            ---------    ---------     ---------

  Total costs and expenses  1,522,706    2,237,064     1,611,432
                            ---------    ---------     ---------

Net operating loss         (1,423,434)  (2,106,285)   (1,314,484)

  Net realized gain
   from venture
   capital limited
   partnership investments    255,239           --            --
  Net realized gain (loss)
   from sales of equity
   investments                989,034      (80,764)           --
  Recoveries from
   investments previously
   written off                     --      145,248            --
  Realized losses from
   investment write-downs  (1,078,341)  (2,532,447)     (843,311)
                            ---------    ---------     ---------

Net realized loss          (1,257,502)  (4,574,248)   (2,157,795)

Change in net unrealized
 fair value:
  Equity investments         (773,777)   4,065,995    (2,854,255)
  Secured notes receivable         --       49,000         5,000
                            ---------    ---------     ---------

Net loss                  $(2,031,279)    (459,253)   (5,007,050)
                            =========    =========     =========

Net realized loss
  per Unit                $        (2)          (9)           (4)
                            =========    =========     =========

See accompanying notes to financial statements.

STATEMENTS OF PARTNERS' CAPITAL
-------------------------------

For the years ended December 31, 1996, 1995 and 1994:

                                                   Net Unrealized Fair Value
                                                 Increase (Decrease) From Cost
                                                 -----------------------------
                                        Managing
                            Limited      General     Equity        Notes
                            Partners    Partners   Investments   Receivable   Total
                            --------    --------   -----------   ----------   -----



Partners' capital,
 December 31, 1993        $23,567,720    3,215,903  16,566,918    (54,000)  43,296,541

Net realized loss          (1,726,236)    (431,559)         --         --   (2,157,795)

Change in net unrealized
 fair value:
  Equity investments               --           --  (2,854,255)        --   (2,854,255)
  Secured notes receivable         --           --          --      5,000        5,000
                           ----------    ---------  ----------    -------   ----------
Partners' capital,
 December 31, 1994         21,841,484    2,784,344  13,712,663    (49,000)  38,289,491

Net realized loss          (3,659,398)    (914,850)         --         --   (4,574,248)

Change in net unrealized
 fair value:
  Equity investments               --           --   4,065,995         --    4,065,995
  Secured notes receivable         --           --          --     49,000       49,000
                           ----------    ---------  ----------    -------   ----------

Partners' capital,
 December 31, 1995         18,182,086    1,869,494  17,778,658         --   37,830,238

Net realized loss            (957,506)    (299,996)         --         --   (1,257,502)

Distributions                      --     (316,227)         --         --     (316,227)

Change in net unrealized
 fair value of
 equity investments                --           --    (773,777)        --     (773,777)
                           ----------    ---------  ----------    -------   ----------

Partners' capital,
 December 31, 1996        $17,224,580    1,253,271  17,004,881         --   35,482,732
                           ==========    =========  ==========    =======   ==========

See accompanying notes to financial statements.


STATEMENTS OF CASH FLOWS
------------------------


                                 For The Years Ended December 31,
                             ------------------------------------
                               1996           1995        1994
                               ----           ----        ----


Cash flows from operating
 activities:
  Interest received        $    69,250       97,362      127,524
  Cash paid to vendors        (206,686)    (210,162)    (267,943)
  Cash paid to related
   parties                  (1,887,068)    (963,722)  (1,349,828)
  Interest paid on short-
   term borrowings            (214,872)    (318,125)     (34,886)
  Reimbursement of
   collection expenses
   received from portfolio
   companies                        --       89,715           --
                             ---------    ---------    ---------

    Net cash used by
     operating activities   (2,239,376)  (1,304,932)  (1,525,133)
                             ---------    ---------    ---------

Cash flows from investing
 activities:
  Notes receivable issued     (640,000)     (62,500)          --
  Purchase of equity
   investments              (2,523,718)  (1,331,665)  (3,758,976)
  Repayment of notes
   receivable                   35,186      290,269       24,766
  Repayment of equity
   investments               1,194,450      193,500           --
  Recoveries from
   investments previously
   written off                      --      100,000           --
  Proceeds from sales of
    equity investments       8,064,148    1,272,527           --
  Distributions from
   venture capital limited
   partnership investments     139,624      372,522       29,129
                             ---------    ---------    ---------
    Net cash provided
     (used) by investing
     activities              6,269,690      834,653   (3,705,081)
                             ---------    ---------    ---------

Cash flows from financing
 activities:
 (Repayments of) proceeds
   from short-term
   borrowings, net          (2,902,626)     734,758    2,167,868
                             ---------    ---------    ---------

  Net cash (used) provided
   by financing activities  (2,902,626)     734,758    2,167,868
                             ---------    ---------    ---------

Net increase (decrease) in
 cash and cash equivalents   1,127,688      264,479   (3,062,346)

Cash and cash equivalents
 at beginning of year          274,980       10,501    3,072,847
                             ---------    ---------    ---------

Cash and cash equivalents
 at end of year            $ 1,402,668      274,980       10,501
                             =========    =========    =========

See accompanying notes to financial statements.

-----------------------------------


                               For the Years Ended December 31,
                           --------------------------------------
                               1996         1995          1994
                               ----         ----          ----



Reconciliation of net
 loss to net cash used by
 operating activities:

Net loss                   $(2,031,279)    (459,253)  (5,007,050)
Adjustments to reconcile
 net loss to net cash
 used by operating activities:
  Net realized gain
   from venture capital
   limited partnership
   investments                (255,239)          --           --
  Net realized (gain) loss
   from sales of equity
   investments                (989,034)      80,764           --
  Realized losses from
   investment write-downs    1,078,341    2,532,447      843,311
  Recoveries from
   investments previously
   written off                      --     (145,248)          --
  Change in net unrealized
   fair value:
     Equity investments        773,777   (4,065,995)   2,854,255
     Secured notes receivable       --      (49,000)      (5,000)
  Other, net                        --       (1,292)         667

Changes in:
  Accrued interest on
   notes receivable            (30,022)     (32,125)    (168,924)
  Accounts payable and
   accrued expenses             14,686       (1,986)     (37,701)
  Due to/from related
   parties                    (765,843)     827,098      (56,112)
  Other, net                   (34,763)       9,658       51,421
                             ---------    ---------    ---------

Net cash used by
 operating activities      $(2,239,376)  (1,304,932)  (1,525,133)
                             =========    =========    =========

Non-cash investing
 activities:

Purchase of equity
 investments financed
 by a promissory note      $        --    1,363,332           --
                             =========    =========    =========

Reclassification of secured
 notes to equity investments
(subordinated notes
 receivable)               $   640,000           --           --
                             =========   ==========   ==========

Stock distributions to
 General Partners (see
 Note 3)                   $   316,227           --           --
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

On February 16, 1989, the minimum number of Units required to commence Partnership operations (15,000) were sold. The offering terminated with 400,000 Units sold on September 14, 1990. The Partnership Agreement provides that the Partnership will continue until December 31, 1997, unless further extended for up to two additional two-year periods from such date if the Managing General Partners so determine or unless sooner dissolved.

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

The financial statements included marketable and non-marketable investments of $35,556,235 and $42,779,444 (100% and 113% of partners' capital) as of December 31, 1996 and 1995. For the non-marketable investments, the Managing General Partners have estimated the fair value of such investments in the absence of readily ascertainable market values. Because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for investments existed, and the differences could be material. In addition, for certain publicly traded investments that may not be marketable due to selling restrictions, the Managing General Partners have applied an illiquidity discount of up to 33% in determining fair value as discussed below.

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

Organizational costs of $35,000 were amortized over 60 months using the straight-line method.

Provision for Income Taxes
--------------------------

No provision for income taxes has been made by the Partnership as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

Since the accompanying financial statements are prepared using generally accepted accounting principles which may not equate to tax accounting, the Partnership's total tax basis in investments was higher than the reported total cost basis of $18,551,354 by $4,462,106 as of December 31, 1996.

Net Realized Income (Loss) Per Unit
-----------------------------------

Net realized income (loss) per Unit is calculated by dividing the number of Units outstanding (400,000) as of December 31, 1996, 1995 and 1994 into the total net realized income (loss) allocated to the Limited Partners. The Managing General Partners contributed an amount equal to 0.1% of total Limited Partner capital contributions and did not receive any Partnership Units.

Investments:
-----------

In accordance with generally accepted accounting principles, the Partnership's method of accounting for investments is the fair value basis used for investment companies. The fair value of Partnership investments is their initial cost basis with changes as noted below:

     Equity Investments
     ------------------

The fair value for publicly-traded equity investments (marketable equity securities) is based upon the five-day-average closing sales price or bid/ask price that is available on a national securities exchange or over-the-counter market. Certain publicly-traded equity investments may not be marketable due to selling restrictions. For publicly-traded equity investments with selling restrictions, an illiquidity discount of up to 33% is applied when determining fair value; the actual discount percentage is based on the type and length of the restrictions. Sales of equity investments are recorded on the trade date. The basis on which cost is determined in computing realized gains or losses is generally specific identification.

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

     Secured Notes Receivable, Net
     -----------------------------

The secured notes receivable portfolio includes accrued interest less the discount related to warrants and the allowance for loan losses. The portfolio approximates fair value through inclusion of an allowance for loan losses. Allowance for loan losses is reviewed quarterly by the Managing General Partners and is adjusted to a level deemed adequate to cover possible losses inherent in notes and unfunded commitments. Secured notes receivable are placed on nonaccrual status when, in the opinion of the Managing General Partners, the future collectibility of interest or principal is in doubt.

In conjunction with the notes issued to portfolio companies, the Partnership has received warrants to purchase certain shares of capital stock of the borrowing companies. The cost basis of the warrants and the resulting discount has been estimated by the Managing General Partners to be 1% of the principal balance of the original notes made to the borrowing companies. The discount is amortized to interest income on a straight-line basis over the term of the loan. Warrants received in conjunction with convertible notes are not assigned any additional costs. These warrants are included in the equity investment portfolio.

Non-cash Exercise of Warrants
-----------------------------

Periodically, the Partnership may acquire stock through the non-cash exercise of warrants. Upon the non-cash exercise of warrants, the Partnership recorded a net realized loss of $3,124 in 1996, as a result of the underlying stock prices at the date of exercise. This amount is included in net realized gain from sales of equity investments. During 1995 and 1994, there were no such transactions.

2.  Change in Net Unrealized Fair Value of Equity Investments
    ---------------------------------------------------------

In accordance with the accounting policy as stated in Note 1, the Statements of Operations include a line item entitled "Change in net unrealized fair value of equity investments." The table below discloses details of the changes:


                              For the Years Ended December 31,
                              --------------------------------
                               1996           1995       1994
                               ----           ----       ----

Increase in fair value
 from cost of marketable
 equity securities         $ 5,609,313    5,167,115    1,592,683

Increase in fair value
 from cost of non-marketable
 equity securities          11,395,568   12,611,543   12,119,980
                            ----------   ----------   ----------

  Net unrealized fair
   value increase from
   cost at end of year      17,004,881   17,778,658   13,712,663

  Net unrealized fair
   value increase
   from cost at
   beginning of year        17,778,658   13,712,663   16,566,918
                            ----------   ----------   ----------

Change in net unrealized
 fair value of equity
 investments               $  (773,777)   4,065,995   (2,854,255)
                            ==========   ==========   ==========

3.  Related Party Transactions
    --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs in 1996, 1995 and 1994 were as follows:


                              For the Years Ended December 31,
                            -------------------------------------
                             1996           1995           1994
                             ----           ----           ----


Management fees            $409,036       429,523        456,017
Individual General
 Partners' compensation      47,730        47,899         42,000
Amortization of
 organizational costs            --            --          1,167
Reimbursable operating
 expenses:
  Investment operations     238,851       117,397        398,855
  Administrative and
   investor services        297,381     1,017,544        288,534
  Computer services         128,227        88,742        108,310


Management fees are equal to two percent for the fifth year of Partnership operations, and one quarter of one percent of the fair value of Partnership assets for each quarter in the sixth and subsequent years. The Partnership's sixth year began in mid-February of 1994. Management fees compensate the Managing General Partners solely for General Partner Overhead (as defined in the Partnership Agreement) incurred in supervising the operation and management of the Partnership and the Partnership's investments. Management fees due to the Managing General Partners were $30,427 and $38,347 at December 31, 1996 and 1995, respectively.

As compensation for their services, each of the Individual
General Partners receives $10,000 annually, plus $1,000 for each attended meeting of the Management Committee and related expenses. The three Individual General Partners each own 20
Units.

The Partnership reimburses the Managing General Partners for operating expenses incurred in connection with the business of the Partnership. Reimbursable operating expenses include expenses (other than Organizational and Offering expenses and General Partner Overhead) such as investment operations, administrative and investor services and computer services. During late 1995, operating cost allocations to the Partnership were reevaluated. The Managing General Partners determined that they had not fully recovered allocable overhead as permitted by the Partnership Agreement. As a result, the Partnership was charged additional administrative and investor services costs of $812,580, which was not previously recognized by the Partnership; this charge consisted of $71,166, $84,279 and $657,135 related to 1995, 1994 and prior years, respectively. If this charge had been recorded in prior years, total operating expenses would have been $1,018,228 and $1,196,527 for 1995 and 1994, respectively, compared to $1,065,940 for 1996. At December 31, 1996, there was $60,463 of such reimbursable expenses due to related parties compared to $818,386 due to related parties at December 31, 1995.

In September of 1996, the Partnership made a tax distribution of 57,917 Thermatrix, Inc., common shares to the General Partners (based on estimated annual taxable income); the shares had a fair value of $316,227 resulting in a realized gain of $12,163 being recognized by the Partnership.

Under the terms of a computer service agreement, the Partnership recognized charges from Technology Administrative Management, a division of TFL, for its share of computer support costs. These amounts are included in computer services expense.

See Note 5 to the financial statements regarding 1996 transactions between the Partnership and Multiport, Inc., a wholly owned corporation of the Partnership.

4.  Allocation of Profits and Losses
    --------------------------------

Net realized profit and loss of the Partnership are allocated based on the beginning of year partners' capital balances as follows:

(a)   Profits:

(i) First, to those partners with deficit capital account balances until such deficits have been eliminated; then

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

(b)   Losses:

(i) First, to the partners as necessary to offset the net profit previously allocated to the partners under (a)(iii) above; then

(ii) 99% to the Limited Partners and 1% to the Managing
General Partners.

Losses allocable to Limited Partners in excess of their capital account balances will be allocated to the Managing General
Partners, with net profit thereafter otherwise allocable to those Limited Partners being allocated to the Managing General Partners to the extent of such losses.

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




5.  Equity Investments
    ------------------

December 31, 1996 and 1995, equity investments consisted of:

                                        Original     December 31, 1996    December 31, 1995
                                        Principal   ------------------    -----------------
                            Investment  Amount or    Cost      Fair       Cost       Fair
Industry/Company  Position     Date      Shares      Basis     Value      Basis      Value
----------------  --------     ----      ------      -----     -----      -----      -----


Communications
--------------
Coded              Common
 Communications    shares
 Corporation                    04/93    145,454 $        --         --    149,818    143,999
NetChannel, Inc.   Series B
                   Preferred
                   shares       10/96    136,363     148,499    148,499         --         --
NetChannel, Inc.   Series B
                   Preferred
                   share warrant
                   at $1.10;
                   expiring
                   10/99        10/96    136,363       1,500      1,500         --         --
Pinterra           Convertible
 Corporation       note (1)
 (formerly
 Terrapin, Inc.)                05/95   $125,000          --         --    131,000    131,000
Pinterra           Convertible
 Corporation       note (1)
 (formerly
 Terrapin, Inc.)                08/95   $125,000          --         --    128,448    128,448
Pinterra           Convertible
 Corporation       note (1)
 (formerly
 Terrapin, Inc.)                12/95   $125,000          --         --    125,586    125,586
UT Starcom, Inc.   Common
 (formerly         share
 Unitech Telecom,  warrant
 Inc.)             at $0.6875;
                   expiring
                   05/99        05/94    145,456           0    900,736          0    502,187
UT Starcom, Inc.   Series A
 (formerly         Preferred
 Unitech Telecom,  shares
 Inc.)                          03/95    187,500     375,000  1,290,000    375,000    776,250
VOIS, Inc.         Common
                   shares       08/96    300,000           0     30,000         --         --
VOIS, Inc.         Series A
                   Preferred
                   shares       08/96    100,000     100,000    100,000         --         --
VOIS, Inc.         Series A
                   Preferred
                   shares       09/96    150,000     150,000    150,000         --         --
Wire Networks,     Series A
 Inc.              Preferred
                   shares       02/96      6,098       8,232      8,232         --         --
Wire Networks,     Series B
 Inc.              Preferred
                   shares       02/96      7,452      16,767     16,767         --         --
Wire Networks,     Convertible
 Inc.              note (1)     11/96   $101,973     102,908    102,908         --         --

Computer Systems and Software
-----------------------------
Ascent Logic       Common
 Corporation       share
                   warrant
                   at $.94;
                   expiring
                   03/97        03/92     31,915       2,500          0      2,500          0
Ascent Logic       Series C
 Corporation       Preferred
                   shares       10/92    106,383      99,000     37,234     99,000     37,234
Multiport, Inc.    Series A
                   Preferred    05/93-
                   shares       08/93  2,440,000     797,400  1,828,383    797,400  2,528,905
Quintar            Series A
 Corporation       Convertible
                   Preferred
                   shares       11/89  1,200,000   1,200,000  1,800,000  1,200,000  1,800,000
Quintar            Common
 Corporation       share
                   warrant
                   at $1.00;
                   expiring
                   10/98        10/93    145,000           0     72,500          0     72,500
Quintar            Series A
 Corporation       Preferred
                   shares       05/95    384,178     576,267    576,267    576,267    576,267
Reflection         Series F
 Technology, Inc.  Preferred
                   shares       01/94     28,572      50,001     58,573     50,001     88,573
Reflection         Common
 Technology, Inc.  shares       05/94     19,567      22,502     40,112     22,502     60,658
Reflection         Series D
 Technology, Inc.  Preferred
                   shares       11/94    869,565   1,000,000  1,782,608  1,000,000  2,695,652
Reflection         Series G
 Technology, Inc.  Preferred
                   shares       11/94    172,877     312,500    377,788    312,500    535,918
Reflection         Series D
 Technology, Inc.  Preferred
                   shares       11/94    163,043     187,498    334,238    187,498    505,433
Reflection         Series I
 Technology, Inc.  Preferred
                   shares       11/95     40,322          --         --    124,998    124,998
Reflection         Common
 Technology, Inc.  share
                   warrant
                   at $.50;
                   expiring
                   04/01        04/96    359,750           0    557,613         --         --
Reflection         Series J
 Technology, Inc.  Preferred
                   shares       04/96    547,918   1,123,232  1,123,232         --         --
Velocity           Series A
 Incorporated      Preferred
                   shares       10/94  6,286,325          --         --  1,034,337  1,034,337
Velocity           Common
 Incorporated      share
                   warrant
                   at $1.00;
                   expiring
                   03/00        03/95     12,500          --         --          0          0
Velocity           Subordinated 08/95-
 Incorporated      notes (1)    10/95   $125,000          --         --    125,000    125,000

Environmental
-------------
Naiad Technologies,Series A
 Inc. (formerly    Preferred
 TMC, Inc.)        shares       12/95     50,000      25,000    100,000     25,000     25,000
Naiad Technologies,Series B
 Inc. (formerly    Preferred
 TMC, Inc.)        shares       11/96     62,602     125,204    125,204         --         --
SunPower           Series A
 Corporation       Preferred
                   shares       09/90    210,000     210,000    682,500    210,000    323,400
SunPower           Series B
 Corporation       Redeemable
                   Preferred
                   shares       06/91    420,000     457,800  1,365,000    457,800    646,800
SunPower           Series B1
 Corporation       Preferred
                   shares       06/93    270,000     337,500    877,500    337,500    415,800
SunPower           Series C
 Corporation       Preferred
                   shares       06/93     32,468      50,001    105,521     50,001     50,001
SunPower           Series D
 Corporation       Preferred
                   shares       11/94     81,169     123,750    263,799    123,750    123,750
SunPower           Series D
 Corporation       Preferred
                   share
                   warrant
                   at $1.54;
                   expired
                   11/96        11/94     81,169          --         --      1,250      1,250
Thermatrix, Inc.   Series B
                   Preferred
                   shares       04/91  1,756,204          --         --  1,318,453  4,390,510
Thermatrix, Inc.   Common
                   shares       04/91        387          --         --        347        968
Thermatrix, Inc.   Series B
                   Preferred
                   shares       12/92  1,272,967          --         --  1,272,967  3,182,418
Thermatrix, Inc.   Common
                   shares       07/94        120          --         --         30        300
Thermatrix, Inc.   Series D
                   Preferred
                   shares       11/94    323,120          --         --    807,800    807,800
Thermatrix, Inc.   Common
                   shares       06/96  1,105,847   3,095,533  8,142,369         --         --

Medical/Biotechnology
---------------------
Biex, Inc.         Series A
                   Preferred
                   shares       07/93    128,205      83,333    192,308     83,333    128,205
Biex, Inc.         Series B
                   Preferred
                   shares       10/94     63,907      63,907     95,861     63,907     63,907
Biex, Inc.         Series B
                   Preferred
                   share
                   warrant
                   at $1.00;
                   expiring
                   10/99        10/94     23,540           8     11,770          8          0
Biex, Inc.         Series C
                   Preferred
                   shares       06/95     83,334      83,334    125,001     83,334     83,334
Biex, Inc.         Series C
                   Preferred
                   shares       12/95     83,333      83,333    125,000     83,333     83,333
Biex, Inc.         Series C
                   Preferred
                   shares       04/96     83,333      83,333    125,000         --         --
Biex, Inc.         Series D
                   Preferred
                   shares       08/96    111,115     166,673    166,673         --         --
Cardiometrics,     Common
 Incorporated      shares       11/95    359,748          --         --  2,665,750  2,023,577
CV Therapeutics,   Series D
 Inc.              Preferred
                   shares       03/94    312,500          --         --    625,000    625,000
CV Therapeutics,   Common
 Inc.              shares       11/96     37,693     685,320    179,015         --         --
Endocare, Inc.     Common
                   shares       08/96        250         750        603         --         --
Endocare, Inc.     Common
                   share
                   warrant
                   at $3.00
                   expiring
                   08/01        08/96      3,750           0      1,508         --         --
Endocare, Inc.     Convertible
                   note (1)     08/96    $18,750      19,817     19,817         --         --
Graham-Field       Common
 Health Products,  shares
 Inc. (formerly
 Everest &
 Jennings
 Interventional
 Ltd.)                          01/94    592,720          --         --    637,519    325,996
Inhale Therapeutic Common
 Systems, Inc.     shares       12/95      4,125      46,922     61,826     46,922     43,519
Inhale Therapeutic Common
 Systems, Inc.     shares       03/96      6,270     105,023     93,975         --         --
Intella            Common
 Interventional    shares
 Systems, Inc.
(formerly
 Intelliwire, Inc.)             02/93      8,715         436     13,944        436      6,536
Intella            Series A
 Interventional    Preferred
 Systems, Inc.     shares
(formerly
 Intelliwire, Inc.)             02/93      4,358       2,179      6,973      2,179      3,269
Molecular          Series B
 Geriatrics        Preferred
 Corporation       shares       09/93    250,000          --         --    125,000    125,000
Molecular          Common
 Geriatrics        shares
 Corporation                    01/96     23,585     125,000     47,170         --         --
Neurex Corporation Common
                   shares       09/96      3,379      70,959     53,304         --         --
Pharmos            Common
 Corporation       shares       04/95     60,331      45,248     85,791     45,248     88,083
Physiometrix,      Common
 Inc.              share
                   warrant
                   at $1,750;
                   expiring
                   06/97        06/92         16          --         --          0          0
Physiometrix,      Common       01/94-
 Inc.              shares       05/94        338          --         --    375,054      1,690
Physiometrix,      Series D
 Inc.              Preferred    01/94 &
                   shares       02/94    338,150          --         --    114,971  1,690,750
Physiometrix,      Common
 Inc.              shares       04/96    270,791     490,025  1,069,624         --         --
RedCell, Inc.      Series B
                   Preferred
                   shares       12/94    132,979     125,000    125,000    125,000    125,000
RedCell, Inc.      Series C
                   Preferred
                   share
                   warrant at
                   an exercise
                   price to be           $13,495
                   determined;           aggregate
                   expiring              purchase
                   07/01        07/96    price             0          0         --         --
RedCell, Inc.      Convertible
                   note (1)     07/96    $89,966      93,369     93,369         --         --
SyStemix, Inc.     Common       1991-
                   shares       1992     115,173     771,504  1,761,801  1,013,068  2,069,867
SyStemix, Inc.     Common
                   shares       09/96        660      10,352     10,096         --         --
SyStemix, Inc.     Common
                   shares       10/96      6,665     106,779    101,955         --         --

Microelectronics
----------------
Euphonix, Inc.     Common
                   shares       02/96      3,300      37,125     13,375         --         --
KOR Electronics    Series C
                   Convertible
                   Preferred
                   shares       11/89    177,778           0          0          0          0
KOR Electronics    Convertible
                   secured
                   note (1)     11/89   $348,000          --         --    313,393    313,393
KOR Electronics    Series D
                   Preferred
                   shares       02/91  1,285,714           0          0          0          0
KOR Electronics    Common
                   shares       01/94    670,036           0          0          0          0
KOR Electronics    Series E
                   Preferred
                   shares       01/94  1,130,390   1,130,390    847,793  1,130,390    847,793
KOR Electronics    Series E
                   Preferred
                   share
                   warrant
                   at $1.00;
                   expiring
                   01/98        01/94     55,000           0          0          0          0
KOR Electronics    Common share
                   warrant at
                   $.35;
                   expiring
                   08/99        08/94    257,143           0          0          0          0
KOR Electronics    Series D
                   Preferred
                   shares       07/95    977,142           0          0          0          0

Pharmaceuticals
---------------
Shaman             Common
 Pharmaceuticals   shares
 Inc.                           01/93    409,167     751,401  2,434,544  3,440,739  7,687,222
Shaman             Common
 Pharmaceuticals   shares
 Inc.                           02/95    340,833   1,363,332  2,027,956  1,363,332  2,147,248

Retail/Consumer Products
------------------------
Yes! Entertainment Common
 Corporation       shares       06/95     66,666     199,998    335,647    199,998    325,497

Venture Capital Limited Partnership Investments
-----------------------------------------------
El Dorado          Ltd.
 Ventures III      Partnership
                   interests  various   $225,000     187,460    240,661    149,960    189,689
Medical Science    Ltd.
 Partners          Partnership
                   interests  various   $500,000     366,266    640,593    437,225    601,028
Newtek Ventures II Ltd.
                   Partnership
                   interests  various   $773,764     483,924    657,123    423,924    473,368
Onset Enterprises  Ltd.
 Associates        Partnership
                   interests  various   $455,000           0    491,182    296,061    490,664
Utah Ventures      Ltd.
                   Partnership
                   interests  various   $250,000      41,123    271,757     41,123    187,708
                                                  ---------- ---------- ---------- ----------

Total equity investments                         $18,522,217 35,527,098 24,932,960 42,711,618
                                                 =========== ========== ========== ==========

--  No investment held at end of period.
 0  Investment active with a carrying value or fair value of zero.
(1) Convertible and subordinated notes include accrued interest.
    Interest rates on such notes range from 8% to 18%.



Marketable Equity Securities
----------------------------

At December 31, 1996 and 1995, marketable equity securities had aggregate costs of $5,552,176 and $9,362,396, respectively, and aggregate market values of $11,161,489 and $14,529,511, respectively. The net unrealized gains at December 31, 1996 and 1995, included gross gains of $6,140,674 and $6,130,033, respectively.

Biex, Inc.
----------

In April of 1996, the Partnership purchased an additional 83,333 Series C Preferred shares for $83,333. Then in August of 1996, the Partnership purchased 111,115 Series D Preferred shares for $166,673. The pricing of the Series D financing round, in which third parties participated, indicated an increase in the change in fair value of $232,828 for the Partnership's prior investments.

Cardiometrics, Inc.
-------------------

In December of 1996, the Partnership sold all of its holdings in the company for total proceeds of $1,628,147 and realized a loss of $1,037,603.

Coded Communications Corporation
--------------------------------

During the first quarter of 1996, the Managing General Partners determined that there had been an other than temporary decline in value of the Partnership's investment. As a result, the investment was written down by $77,091.

In December of 1996, the Partnership sold all of its holdings in the company for total proceeds of $56,580 and realized a loss of $16,147.

CV Therapeutics, Inc.
---------------------

In March of 1996, the Partnership made an additional investment in the company by purchasing 31,722 Series G Preferred shares and a warrant for 47,583 common shares for a total cost of $63,444.

Then in November of 1996, the company completed its initial public offering ("IPO"). Prior to the IPO, the company effected a 1-for-10 reverse stock split resulting in the Partnerships Preferred shares being converted into 34,422 common shares. In addition, the Partnership exercised its common share warrant mentioned above without cash and received 3,271 shares of common stock and realized a loss upon exercise of $3,124.

At December 31, 1996, the Partnership recorded a decrease in the change in fair value of $506,305 to reflect the publicly-traded market price of its investments; a portion of the fair value was adjusted to reflect a discount for restricted securities.

Graham-Field Health Products, Inc. (formerly Everest & Jennings
---------------------------------------------------------------
International, Ltd.)
-------------------

In November of 1996, Everest & Jennings International, Ltd. (E&J) was acquired by Graham-Field Health Products, Inc. (GFI). The Partnership's 592,720 E&J common shares were converted into 20,745 common shares of GFI. These shares were then sold in December of 1996 for total proceeds of $179,135 and a realized loss of $458,384. $60,219 of the sales price was an unsettled trade at December 31, 1996, and was included in "Other Assets" on the Balance Sheet.

KOR Electronics
---------------

In 1996, the company repaid in full the $348,000 convertible secured note receivable.

Molecular Geriatrics Corporation
--------------------------------

In January of 1996, the company converted its Series B Preferred shares into common shares and then effected a reverse stock split. Consequently, the Partnership's Series B investment became 23,585 common shares.

In June of 1996, the company completed a Series C Preferred round of financing in which the Partnership did not participate. The pricing of this round indicated that the fair value of the Partnership's investment had declined by $77,830.

Multiport, Inc.
---------------

In September of 1996, Multiport, Inc., ("Multiport"), which is wholly owned by the Partnership, purchased all of the Partnership's Velocity Incorporated ("Velocity") notes receivable and the related common share warrant for $900,000, and assumed the first $500,000 of the Partnership's $2,000,000 guarantee on Velocity's line of credit with a financial institution. In October, 1996, Multiport paid the financial institution $500,000 and assumed the note. See Note 10 for additional discussion.

Based on the fair value of Multiport's underlying net assets at December 31, 1996, the Partnership recorded a fair value decrease of $700,522 for its investments. Multiport's assets consist of remaining net proceeds to be received from a 1994 asset sale agreement, cash and notes receivable from Velocity.

Naiad Technologies, Inc. (formerly TMC, Inc.)
---------------------------------------------

In July of 1996, the Partnership issued a $6,250 convertible note to the company.

Then in November of 1996, the Partnership purchased 62,602 Series B Preferred shares with $118,750 in cash and by converting the note discussed above including accrued interest of $204, for a total cost of $125,204. The pricing of this round, in which third parties participated, indicated an increase in the change in fair value of $75,000 for the Partnership's existing investment.

NetChannel, Inc.
----------------

In October of 1996, the Partnership made an investment in the company by purchasing 136,363 Series B Preferred shares and a warrant to purchase 136,363 Series B Preferred shares for $149,999.

Physiometrix, Inc.
------------------

In April of 1996, the company completed its IPO. Prior to the IPO, the company effected a reverse stock split resulting in the Partnership's common and Preferred shares being converted into 270,791 common shares while the common share warrant was canceled. At December 31, 1996, the Partnership recorded a decrease in the change in fair value of $622,816 to reflect the publicly-traded market price of its investments; the fair value was adjusted to reflect a discount for restricted securities.

Pinterra Corporation (formerly Terrapin, Inc.)
----------------------------------------------

During 1996, the Partnership issued an additional convertible note to the company, which was converted along with the Partnership's existing investments into equity securities.

The company ceased operations in late 1996. Based on this development and the Managing General Partners' judgment, the Partnership sold its investment to KOR Electronics, another investee company, for a nominal amount and realized a loss of $533,607.

RedCell, Inc.
-------------

In July of 1996, the Partnership issued $89,966 in convertible notes receivable to the company. The note bears interest at 8% and matures in October of 1997.

Reflection Technology, Inc.
---------------------------

During the first half of 1996, the Partnership issued $961,500 in convertible notes receivable to the company and received a warrant to purchase 359,750 common shares at $.50 per share.

In April of 1996, the Partnership purchased 486,943 Series J Preferred shares with $23,500 in cash and by converting the notes discussed above including accrued interest of $13,234, for a total cost of $998,234. The Partnership's Series I Preferred shares were also exchanged for 60,975 Series J Preferred shares.

The pricing of the Series J Preferred round resulted in a $735,302 decrease in the change in fair value of the Partnership's investments.

Shaman Pharmaceuticals, Inc.
----------------------------

During the first half of 1996, the Partnership sold 811,027 common shares of Shaman Pharmaceuticals, Inc., for total proceeds of $5,635,825 and realized a gain of $2,946,487. The Partnership recorded a decrease in the change in fair value of $2,682,632. The change included a decrease of approximately $2.4 million due to the sale mentioned above, as well as a decrease in market price for the remaining unrestricted shares.

Subsequent to year end, the Partnership sold 111,400 common shares of the company for total proceeds of $528,416 and a realized gain of $81,713. In addition , the fair value of the Partnership's remaining investment decreased by $1,165,445 as a result of a decrease in the publicly-traded market price at March 20, 1997.

SunPower Corporation
--------------------

During the fourth quarter of 1996, the company had a Series E
Preferred financing round in which the Partnership did not participate. The pricing of this round indicated an increase in the fair value of $1,734,569 for the Partnership's existing investment. Also in November of 1996, the Partnership's Series D Preferred share warrant expired without being exercised.

SyStemix, Inc.
--------------

In 1996, the Partnership sold 18,799 common shares of SyStemix, Inc., for total proceeds of $332,916 and a realized gain of $91,352. In September and October of 1996, the Partnership purchased an additional 7,325 common shares for $117,131. The Partnership also recorded a decrease in the change in fair value of $71,582 at December 31, 1996, mainly due to the sale mentioned above. Subsequent to year end the Partnership sold its remaining investments in the company for total proceeds of $2,356,657 and a realized gain of $1,468,022.

Thermatrix, Inc.
----------------

In June of 1996, the company completed its IPO. Prior to the IPO, the company effected a reverse stock split resulting in the Partnership's common and Preferred shares being converted into 1,163,764 common shares. Then in September of 1996, as disclosed in Note 3 to the financial statements, the Partnership distributed 57,917 common shares to the General Partners. At December 31, 1996, the Partnership recorded a decrease in the change in fair value of $64,437 to reflect the publicly-traded market price of its remaining investments; the fair value of which was adjusted to reflect a discount for restricted securities.

Subsequent to year end, the fair value of the Partnership's investment decreased by $3,204,448 as a result of a decrease in the publicly-traded market price at March 20, 1997.

UT Starcom, Inc. (formerly Unitech Telecom, Inc.)
------------------------------------------------

During the fourth quarter of 1996, the company had a Series C
Preferred financing round in which the Partnership did not participate. The pricing of this round indicated an increase in the fair value of $912,299 for the Partnership's existing investment.

Velocity Incorporated
---------------------

During 1996, the Partnership issued $124,950 in subordinated notes to continue company operations and reclassified secured notes receivable of $640,000 to subordinated notes. Subsequently in 1996, all of the Partnership's notes and related warrant in the company were acquired by Multiport, Inc., for $900,000. See "Multiport, Inc." paragraph above for additional disclosure.

During 1996, the Managing General Partners determined that there had been an other than temporary decline in value for the Partnership's preferred stock investment. As a result, the Partnership wrote down its preferred stock investment by $1,000,000. In December, 1996, the Partnership sold its preferred stock investment for a nominal amount and realized a loss on sale of $34,331.

VOIS, Inc.
----------

During the third quarter of 1996, the Partnership invested in the company by purchasing 250,000 Series A Preferred shares for $250,000. As a result of the above investment, an affiliate of the Managing
General Partners received 300,000 common shares which were subsequently assigned to the Partnership.

Wire Networks, Inc.
-------------------

In February of 1996, the Partnership invested in the company by purchasing 6,098 Series A Preferred shares and 7,452 Series B
Preferred shares for $8,232 and $16,767, respectively.

Then in November of 1996, the Partnership issued $101,973 in convertible notes to the company.

Venture Capital Limited Partnership Investments
-----------------------------------------------

The Partnership recorded a cost basis decrease of $269,520 in venture capital limited partnership investments during 1996. The decrease was a result of returns of capital in the form of stock and cash distributions of $347,878 and $19,142, respectively, partially offset by additional contributions of $97,500. The Partnership recorded a fair value increase of $358,859 as a result of a net increase in the fair value of the underlying investments, partially offset by the effects of the transactions described above.

During 1996, the common stock distributions consisted of Clarify, Inc., Conceptus, Inc., Euphonix, Inc., Inhale Therapeutic Systems, Inc., Mylex, Inc., and Neurex Corporation with a total fair value of $347,878. These distributions represented returns of capital. In addition, the Partnership received stock and cash distributions of $134,757 and $120,482, respectively, which are from profits and are recorded as net realized gain from venture capital limited partnership investments. The stock distribution was for Sonus Pharmaceuticals, Inc.

In 1996, the Partnership sold its positions in Clarify, Inc., Conceptus, Inc., Mylex Inc., and Sonus Pharmaceuticals, Inc. for total proceeds of $291,757.

Other Equity Investments
------------------------

Other significant changes reflected above generally relate to market value fluctuations or the elimination of a discount relating to selling restrictions for publicly-traded portfolio companies. The Partnership's Endocare, Inc., shares are restricted. Yes! Entertainment Corporation and Pharmos Corporation are publicly traded companies.

6.  Secured Notes Receivable, Net
    -----------------------------

At December 31, 1996 and 1995, secured notes receivable consisted of:

                                              1996         1995
                                              ----         ----
Secured notes receivable                     $ 13,963     49,149
Accrued interest                               15,174     18,677
                                              -------    -------
  Total secured notes receivable,
   net (fair value)                            29,137     67,826
                                              =======    =======

Changes in the allowance for loan losses were as follows:



                                             1996          1995
                                             ----          ----

Balance, beginning of year                $     --        49,000
                                           -------       -------

Decrease in provision
  for loan losses                               --      (149,000)

Recoveries of previous write offs:
  Computer systems and software                 --       100,000
                                           -------       -------

Change in net unrealized fair value of
  secured notes receivable                      --       (49,000)
                                           -------       -------

Balance, end of year                      $     --            --
                                           =======       =======


The provision for loan losses is generally comprised of realized loan losses, net of recognized recoveries, and a change in net unrealized fair value based upon the level of loan loss reserves deemed adequate by the Managing General Partners at the respective year ends.

The interest rate on secured notes receivable at December 31, 1996, was 12.5%.

The principal balance of $13,963 is scheduled to be repaid in 1997.

7.  Cash and Cash Equivalents
    -------------------------

Cash and cash equivalents at December 31, 1996 and 1995, consisted of:


                                             1996          1995
                                             ----          ----

Demand accounts                        $     1,713        105,621
Money-market and brokerage accounts      1,400,955        169,359
                                         ---------      ---------
  Total                                $ 1,402,668        274,980
                                         =========      =========

8.  Short-Term Borrowings
    ---------------------

The Partnership has borrowing accounts with two financial institutions. At December 31, 1996, the Partnership had no outstanding balance; the combined borrowing capacity, which fluctuates based on collateral value, totaled $3,139,048. In 1996 and 1995, the combined weighted-average interest rates for the two accounts were 7.12% and 8.82%, respectively. Interest expense of $90,768 was recorded in 1996. The Partnership's investments in Shaman Pharmaceuticals, Inc., and SyStemix, Inc., are pledged as collateral. As disclosed in Note 5 to the financial statements, subsequent to year end the Partnership sold its remaining investment in Systemix, Inc., and 111,400 common shares of Shaman Pharmaceuticals, Inc., which reduced the borrowing capacity to $971,772 at March 20, 1997.

9.   Promissory notes
     ----------------

The Partnership has a $1,363,332 promissory note to an unaffiliated third party, which matures in February of 1997. This note is subordinated to the Partnership's short-term borrowings and is collateralized by Partnership assets. The weighted-average interest rates for the years ended December 31, 1996 and 1995, were 7.99% and 8.25%, respectively. Interest expense of $123,245 was recorded in 1996. This note was fully repaid in February of 1997.

10.  Commitments and Contingencies
    ------------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At December 31, 1996, the Partnership has unfunded commitments as follows:


Type
----

Equity investments                                  $  462,911
Venture capital limited partnership investments        156,150
Term notes                                             118,800
                                                     ---------

      Total                                         $  737,861
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

In September of 1995, the Partnership jointly guaranteed with two affiliated partnerships a $2,000,000 line of credit between a financial institution and a portfolio company in the computer systems and software industry of which the Partnership's share is $500,000.
In October of 1996, the $2,000,000 guarantee mentioned above was reduced to $1,000,000 as Multiport, Inc., which is wholly owned by the Partnership, and an affiliated partnership assumed $1,000,000 of the financial institution's line of credit. The Partnership remains a joint guarantor of the remaining $1,000,000. If the portfolio company fails to repay the line of credit and the affiliated partnerships are unable to finance their portion of the guarantee, the Partnership may be liable up to the remaining guarantee amount.

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

                         TECHNOLOGY FUNDING VENTURE PARTNERS IV,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  March 21, 1997    By:       /s/Debbie A. Wong
                              ----------------------------------
                                 Debbie A. Wong
                                 Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature           Capacity                 Date
          ---------           --------                 ----

   /s/Charles R. Kokesh       President, Chief         March 21, 1997
------------------------      Executive Officer,
Charles R. Kokesh             Chief Financial Officer,
                              and Chairman of
                              Technology Funding Inc.
                              and Managing General
                              Partner of Technology
                              Funding Ltd.

   /s/Gregory T. George       Group Vice President     March 21, 1997
--------------------------    of Technology Funding
Gregory T. George             Inc. and a General
                              Partner of Technology
                              Funding Ltd.


The above represents the Board of Directors of Technology Funding Inc. and the General Partners of Technology Funding Ltd.