Form 10-Q
period 1997-03-31
TECHNOLOGY FUNDING VENTURE PARTNERS IV
filed 1997-05-09
CIK 826595

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1997

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

I.       FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                         (unaudited)
                                          March 31,        December 31,
                                            1997               1996
                                          ---------        ------------

ASSETS

Investments:
 Equity investments (cost basis
  of $18,117,450 and $18,522,217 for
  1997 and 1996, respectively)          $29,360,621         35,527,098
 Notes receivable, net                      168,166             29,137
                                         ----------         ----------
  Total investments                      29,528,787         35,556,235
Cash and cash equivalents                 1,982,676          1,402,668
Other assets                                  8,809             66,285
                                         ----------         ----------

      Total                             $31,520,272         37,025,188
                                         ==========         ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses   $    40,952             38,429
Due to related parties                       43,504             90,890
Promissory notes                                 --          1,363,332
Interest payable                                 --             28,350
Other liabilities                            13,173             21,455
                                         ----------         ----------

 Total liabilities                           97,629          1,542,456

Commitments, contingencies and
 subsequent events (Notes 2, 3, 5 and 6)

Partners' capital:
 Limited Partners
  (Units outstanding of 400,000
  for both 1997 and 1996)                18,664,466         17,224,580
 Managing General Partners                1,515,006          1,253,271
 Net unrealized fair value increase
   from cost of equity investments       11,243,171         17,004,881
                                         ----------         ----------

  Total partners' capital                31,422,643         35,482,732
                                         ----------         ----------

      Total                             $31,520,272         37,025,188
                                         ==========         ==========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                   For the Three Months Ended March 31,
                                   -----------------------------------
                                             1997               1996
                                             ----               ----

Income:
 Notes receivable interest            $     8,741               28,884
 Short-term investment interest            15,981                1,112
                                        ---------            ---------
  Total income                             24,722               29,996

Costs and expenses:
 Management fees                           92,563              107,664
 Individual General Partners'
  compensation                              9,658                7,809
 Operating expenses                       276,273              230,681
                                        ---------            ---------

  Total costs and expenses                378,494              346,154
                                        ---------            ---------

Net operating loss                       (353,772)            (316,158)

 Net realized gain from venture
  capital limited partnership
  investments                             413,631                   --
 Net realized gain from sales
  of equity investments                 1,644,262            1,423,291
 Realized losses from
  investment write-downs                   (2,500)             (77,091)
                                        ---------            ---------
Net realized income                     1,701,621            1,030,042

Change in net unrealized
  fair value:
   Equity investments                  (5,761,710)          (1,261,338)
   Notes receivable                            --             (372,000)
                                        ---------            ---------

Net loss                              $(4,060,089)            (603,296)
                                        =========            =========

Net realized income per Unit          $         4                    2
                                        =========            =========

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                   For the Three Months Ended March 31,
                                   -----------------------------------
                                            1997                1996
                                            ----                ----

Cash flows from operating activities:
 Interest received                     $    21,608               9,055
 Interest paid                             (42,976)           (106,930)
 Cash paid to vendors                      (52,355)            (33,675)
 Cash paid to related parties             (367,401)         (1,059,930)
                                         ---------           ---------

  Net cash used by operating activities   (441,124)         (1,191,480)
                                         ---------           ---------

Cash flows from investing activities:
 Notes receivable issued                  (150,500)           (640,000)
 Proceeds from the sales of
  equity investments                     3,416,447           3,784,375
 Purchase of equity investments           (888,118)         (1,217,443)
 Repayments of equity investments
  and notes receivable                       6,635              39,931
 Distributions from venture capital
  limited partnership investments               --              17,688
                                         ---------           ---------

  Net cash provided by
   investing activities                  2,384,464           1,984,551
                                         ---------           ---------

Cash flows from financing activities:
  Repayments of short-term
   borrowings, net                              --          (1,244,564)
 (Repayments of) proceeds from
   promissory notes, net                (1,363,332)            242,000
                                         ---------           ---------

   Net cash used by
    financing activities                (1,363,332)         (1,002,564)
                                         ---------           ---------

Net increase (decrease) in cash
  and cash equivalents                     580,008            (209,493)

Cash and cash equivalents at
  beginning of year                      1,402,668             274,980
                                         ---------           ---------
Cash and cash equivalents at March 31  $ 1,982,676              65,487
                                         =========           =========

See accompanying notes to the financial statements.

-----------------------------------------------

                                  For the Three Months Ended March 31,
                                  -----------------------------------
                                           1997               1996
                                           ----               ----

Reconciliation of net loss to net
 cash used by operating activities:

Net loss                               $(4,060,089)           (603,296)

Adjustments to reconcile net loss
 to net cash used by
 operating activities:
  Net realized gain from venture
   capital limited partnership
   investments                            (413,631)                 --
  Net realized gain from sales of
   equity investments                   (1,644,262)         (1,423,291)
  Realized losses from investment
   write-downs                               2,500              77,091
  Change in net unrealized fair value:
   Equity investments                    5,761,710           1,261,338
   Note receivable                              --             372,000

Changes in:
 Due to/from related parties               (47,386)           (827,334)
 Other, net                                (39,966)            (47,988)
                                         ---------           ---------

Net cash used by operating activities  $  (441,124)         (1,191,480)
                                         =========           =========


See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partners, the Balance Sheets as of March 31, 1997, and December 31, 1996, and the related Statements of Operations and Statements of Cash Flows for the three months ended March 31, 1997 and 1996, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1996. The following notes to financial statements for activity through March 31, 1997, supplement those included in the Annual Report on Form 10-K.

2.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the three months ended March 31, 1997 and 1996, were as follows:

                                                 1997           1996
                                                 ----           ----
   Management fees                            $ 92,563       107,664
   Individual General Partners' compensation     9,658         7,809
   Reimbursable operating expenses             217,794       115,473


Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual periodically. Amounts due to related parties at March 31, 1997, and December 31, 1996, were $11,795 and $60,463, respectively.

Management fees payable were $31,709 and $30,427 at March 31, 1997, and December 31, 1996, respectively. Pursuant to the Partnership Agreement, quarterly management fees are equal to one quarter of one percent of the fair value of Partnership assets.

3.     Equity Investments
       ------------------

A full listing of the Partnership's equity investments at December 31, 1996, is in the 1996 Annual Report. Activity from January 1 through March 31, 1997, consisted of:



                                                                     January 1 -
                                                                    March 31, 1997
                                                                    --------------
                                                    Principal
                                       Investment   Amount or      Cost          Fair
Industry/Company        Position          Date      Shares         Basis         Value
----------------        --------        ---------   --------       -----         -----
Balance at January 1, 1997                                       $18,522,217  35,527,098
                                                                  ----------  ----------
Significant changes:

Communications
--------------
NetChannel, Inc.        Series B
                        Preferred
                        shares warrant
                        at $1.10;
                        exercised
                        01/97                10/96      136,363       (1,500)     (1,500)
NetChannel, Inc.        Series B
                        Preferred
                        shares               01/97      136,363      151,499     151,499
NetChannel, Inc.        Convertible
                        note (1)             03/97     $150,000      150,833     150,833
NetChannel, Inc.        Series B
                        Preferred
                        shares               03/97      163,635            0     179,999
UT Starcom, Inc.        Common
                        share
                        warrant
                        at $0.6875;
                        expiring
                        05/99                05/94      145,456            0     162,911
UT Starcom, Inc.        Series A
                        Preferred
                        shares               03/95      187,500            0     210,000
VOIS, Inc.              Series A
                        Preferred
                        shares               02/97       62,500       62,500      62,500

Computer Systems and Software
-----------------------------
Multiport, Inc.         Series A
                        Preferred            05/93-
                        shares               08/93    2,440,000            0      54,979
Reflection Technology,  Series F
 Inc.                   Preferred shares     01/94       28,572            0     (58,573)
Reflection Technology,  Common
 Inc.                   shares               05/94       19,567            0     (40,112)
Reflection Technology,  Series D
 Inc.                   Preferred shares     11/94      869,565            0  (1,782,608)
Reflection Technology,  Series G
 Inc.                   Preferred shares     11/94      172,877            0     118,369
Reflection Technology,  Series D
 Inc.                   Preferred shares     11/94      163,043            0    (334,238)
Reflection Technology,  Series J
 Inc.                   Preferred shares     04/96      547,918            0     876,121
Reflection Technology,  Common share
 Inc.                   warrant at $.50;
                        expiring
                        04/01                04/96      359,750            0    (557,613)
Reflection Technology,  Convertible          01/97&
 Inc.                   notes (1)            03/97     $215,325      217,606     217,606

Environmental
-------------
Thermatrix, Inc.        Common
                        shares               06/96    1,105,847            0  (2,098,502)

Information Technology
----------------------
WorldRes, Inc.          Series B
                        Preferred
                        shares               01/97       66,568      225,000     225,000

Medical/Biotechnology
---------------------
Biex, Inc.              Series D
                        Preferred
                        shares               03/97       44,446       66,669      66,669
CV Therapeutics, Inc.   Common
                        shares               11/96       37,693            0     124,602
Endocare, Inc.          Convertible
                        note (1)             08/96      $18,750      (19,817)    (19,817)
Endocare, Inc.          Common
                        shares               01/97        1,750        6,125       5,159
Endocare, Inc.          Common
                        shares               01/97        8,300       20,750      24,468
Inhale Therapeutic      Common
 Systems, Inc.          shares               01/97       10,470      202,856     205,997
Inhale Therapeutic      Common
 Systems, Inc.          shares               03/97        8,087      162,751     159,112
Penederm, Inc.          Common
                        shares               02/97        2,784       48,024      33,060
Physiometrix,           Common
 Inc.                   shares               04/96      270,791            0    (233,330)
RedCell, Inc.           Series B
                        Preferred
                        shares               12/94      132,979            0    (125,000)
SyStemix, Inc.          Common
                        shares           1991-1992      115,173     (771,504) (1,761,801)
Systemix, Inc.          Common
                        shares               06/96          660      (10,352)    (10,096)
Systemix, Inc.          Common
                        shares               10/96        6,665     (106,779)   (101,955)

Pharmaceuticals
---------------
Shaman Pharmaceuticals, Common
 Inc.                   shares               01/93      409,167           (0)   (332,244)
Shaman Pharmaceuticals, Common
 Inc.                   shares               02/95      135,000     (823,332) (1,334,326)

Venture Capital Limited Partnership Investments
-----------------------------------------------
Various                 Limited Partnership
                        Interests            various $2,216,264       12,500    (401,131)
                                                                  ----------  ----------

Total significant changes during the three
 months ended March 31, 1997                                        (406,171) (6,163,962)

Other changes, net                                                     1,404      (2,515)
                                                                  ----------  ----------
Total equity investments at March 31, 1997                       $18,117,450  29,360,621
                                                                  ==========  ==========

(1) Convertible notes include accrued interest.  The interest rates on convertible notes issued during 1997 ranged from 8% to 10%.



Marketable Equity Securities
----------------------------

At March 31, 1997, and December 31, 1996, marketable equity securities had aggregate costs of $5,956,899 and $5,552,176, respectively, and aggregate market values of $10,223,321 and $11,161,489, respectively. The net unrealized gains at March 31, 1997, and December 31, 1996, included gross gains of $4,732,523 and $6,140,674, respectively.

Biex, Inc.
----------

In March of 1997, the Partnership made an additional investment in the company by purchasing 44,446 Series D Preferred shares for $66,669.

Endocare, Inc.
--------------

In January of 1997, the Partnership made an additional investment in the company by purchasing 1,750 common shares for $6,125. In addition, the Partnership converted its $18,750 note receivable, including accrued interest of $2,000, into 8,300 common shares at a total cost of $20,750. At March 31, 1997, the Partnership recorded an increase in the change in fair value of $2,752 to reflect the publicly-traded market price for the above Endocare investments; a portion of the fair value was adjusted to reflect a discount for restricted securities.

Multiport, Inc.
---------------

Based upon the fair value of Multiport's underlying net assets at March 31, 1997, the Partnership recorded a fair value increase of $54,979 for its investments. Multiport's assets consist of remaining net proceeds to be received from a 1994 asset sale agreement, cash and notes receivable.

NetChannel, Inc.
----------------

In January of 1997, the Partnership cash exercised its Series B Preferred share warrant for $149,999 and received 136,363 Series B Preferred shares. Then in March of 1997, the Partnership issued a $150,000 convertible note receivable to the company and received 163,635 Series B Preferred shares. The Partnership also recorded a fair value increase of $179,999 at March 31, 1997, for the Series B Preferred shares received.

Redcell, Inc.
-------------

Subsequent to March 31, 1997, the company had a new round of financing in which the Partnership did not participate. The pricing of this round indicated a decrease in fair value of $125,000 for the Partnership's existing investment.

Reflection Technology, Inc.
---------------------------

During the first quarter of 1997, the Partnership issued $215,325 in convertible notes receivable to the company. In addition, the Partnership recorded a decrease in fair value of $1,778,654 for its existing investments, based on the Managing General Partners' opinion.

Shaman Pharmaceuticals, Inc.
----------------------------

During the first quarter of 1997, the Partnership sold 205,833 common shares of the company for total proceeds of $999,572 and realized a gain of $176,240. At March 31, 1997, the Partnership recorded a decrease in the change in fair value of $843,238 to reflect the publicly-traded market price of its investments. The decrease included a decrease of $401,374 due to the sale mentioned above.

Subsequent to quarter end, the Partnership sold its remaining investment in the company for total proceeds of $2,703,297 and realized a gain of $1,411,896.

SyStemix Inc.
-------------

In January of 1997, the Partnership sold its entire investment in the company for total proceeds of $2,356,657 and realized a gain of $1,468,022.

UT Starcom, Inc.
----------------

During the first quarter of 1997, the company closed a Series C Preferred share round of financing in which the Partnership did not participate. The pricing of this round, in which third parties participated, indicated a fair value increase of $372,911 for the Partnership's existing investment.

VOIS, Inc.
----------

In February of 1997, the Partnership made an additional investment in the company by purchasing 62,500 Series A Preferred shares for $62,500.

WorldRes, Inc.
--------------

In January of 1997, the Partnership invested in the company by purchasing 66,568 Series B Preferred shares for $225,000.

Venture Capital Limited Partnership Investments
-----------------------------------------------

The Partnership recorded a cost basis increase of $12,500 in venture capital limited partnership investments during the three months ended March 31, 1997, as a result of an additional contribution. The Partnership recorded a fair value decrease of $401,131 as a result of stock distributions from one venture capital limited partnership investment, partially offset by the additional contribution discussed above.

During the first three months of 1997, the Partnership received common stock distributions of Inhale Therapeutics Systems, Inc., and Penederm, Inc., with fair values of $365,607 and $48,024, respectively; these distributions were from profits and were recorded as realized gains from venture capital limited partnership investments.

Other Equity Investments
------------------------

Other significant changes reflected above relate to market value fluctuations or the elimination of a discount relating to selling restrictions for publicly-traded portfolio companies. Portions of the Partnership's Physiometrix, Inc., and Thermatrix, Inc., shares are restricted.

Subsequent to quarter end, the fair value of the Partnership's Thermatrix, Inc., investment decreased by $2,513,106 as a result of a decrease in the publicly-traded market price at May 2, 1997. Also subsequent to quarter end, in a press release dated May 6, 1997, Splash Technology Holding Inc. announced an agreement to acquire Quintar Corporation for $11.7 million in cash, subject to customary closing conditions, including Quintar Corporation shareholder approval. Actual proceeds to the Partnership will be finalized upon completion of the transaction.

4.     Notes Receivable, Net
       ---------------------

Activity from January 1, 1997, through March 31, 1997, consisted of:


Balance at January 1, 1997                                  $ 29,137

1997 activity:
  Notes receivable issued                                    150,500
  Repayments of notes receivable                              (6,635)
  Decrease in accrued interest                                (4,836)
                                                             -------

 Total notes receivable, net, at March 31, 1997             $168,166
                                                             =======

The Partnership had accrued interest of $10,338 and $15,174 at March
31, 1997, and December 31, 1996, respectively.

There was no allowance for loan losses at March 31, 1997, and December 31, 1996.

5.     Promissory Notes
       ----------------

At December 31, 1996, the Partnership had a promissory note to an unaffiliated third party of $1,363,332. The note was fully repaid in February, 1997, upon maturity. Interest expense for this note was $14,626 during the three months ended March 31, 1997.

6.     Commitments and Contingencies
       -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At March
31, 1997, the Partnership had unfunded commitments as follows:



Type
----
Equity investments                                 $1,050,000
Term notes                                            383,825
Venture capital limited partnership investments       143,650
                                                    ---------
Total                                              $1,577,475
                                                    =========

In 1996, the Partnership jointly guaranteed with two affiliated partnerships, a $1,000,000 line of credit between a financial institution and a portfolio company in the computer systems and software industry. If the affiliated partnerships are unable to finance their portion of the guarantee, the Partnership may be liable for the entire $1,000,000.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

During the three months ended March 31, 1997, net cash used by operating activities totaled $441,124. The Partnership paid management fees of $91,281 and reimbursed related parties for operating expenses of $266,462. In addition, $9,658 was paid to the Individual General Partners as compensation for their services. Other operating expenses of $52,355 were paid and interest income of $21,608 was received. The Partnership also paid interest of $42,976 on borrowings.

During the three months ended March 31, 1997, the Partnership issued $150,500 in notes receivable to a portfolio company in the computer systems and software industry and funded equity investments of $888,118 mainly to portfolio companies in the communications, information technology, and computer systems and software industries. Repayments of equity investments and notes receivable provided cash of $6,635 and proceeds from equity investment sales were $3,416,447, of which $60,219 related to sales prior to December 31, 1996, which have been settled. At March 31, 1997, the Partnership was committed to fund additional investments totaling $1,577,475 and has outstanding guarantees up to $1,000,000 as disclosed in Note 6 to the financial statements.

The Partnership had borrowing accounts with two financial institutions. The borrowing capacity of these accounts, which fluctuates based on collateral value, totaled $1,395,788 at March 31, 1997. At March 31, 1997, there was no outstanding balance. The Partnership's investment in Shaman Pharmaceuticals, Inc., is pledged as collateral. Subsequent to quarter end, the Partnership sold its remaining investment in Shaman Pharmaceuticals, Inc., for total proceeds of $2,703,297, which eliminated the Partnership's borrowing capacity. The Partnership also repaid its promissory note payable of $1,363,332 in February, 1997.

Cash and cash equivalents at March 31, 1997, were $1,982,676. Future interest income earned on notes receivable, and proceeds from investment sales are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding
------------------------------------------------------------------
year
----

Net loss was $4,060,089 for the three months ended March 31, 1997, compared to $603,296 during the same period in 1996. The increase in net loss was primarily due to a $4,500,372 decrease in the change in net unrealized fair value of equity investments. This decrease was partially offset by a $413,631 increase in net realized gain from venture capital limited partnership investments, a $372,000 increase in the change in net realized fair value of notes receivable, and a $220,971 increase net realized gain from sales of equity investments.

During the quarter ended March 31, 1997, the decrease in fair value of equity investments of $5,761,710 was primarily related to portfolio companies in the environmental, computer systems and software and medical/biotechnology industries. During the same quarter in 1996, the decrease of $1,261,338 was primarily due to portfolio companies in the pharmaceuticals and computer systems and software industries.

Net realized gain from venture capital limited partnership investments was $413,631 for the quarter ended March 31, 1997. The gain represented distributions from profits of a venture capital limited partnership. There was no such gain realized during the same period in 1996.

During the quarter ended March 31, 1997, there was no change in fair value of notes receivable compared to a $372,000 decrease for the quarter ended March 31, 1996, based upon the level of loan losses reserves deemed adequate by the Managing General Partners.

During the quarter ended March 31, 1997, net realized gain from sales of equity investments of $1,644,262 was substantially due to the sale of Systemix, Inc., common stock. During the quarter ended March 31, 1996, net realized gain of $1,423,291 was due to sales of Shaman Pharmaceuticals, Inc., common stock.

Total operating expenses were $276,273 and $230,681 for the quarters ended March 31, 1997 and 1996, respectively. The slight increase was primarily due to higher investment operations and administrative and investor service expenses from increased portfolio activities, partially offset by lower interest expense.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.


II.     OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended March 31, 1997.

(b) Financial Data Schedule for the quarter ended and as of March 31, 1997 (Exhibit 27).

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

                         TECHNOLOGY FUNDING VENTURE PARTNERS IV,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  May 9, 1997       By:         /s/Debbie A. Wong
                            -------------------------------------
                                     Debbie A. Wong
                                     Vice President
                                     and Controller