Form 10-Q
period 1997-06-30
TECHNOLOGY FUNDING VENTURE PARTNERS IV
filed 1997-08-13
CIK 826595

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 1997

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

I.       FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                         (unaudited)
                                           June 30,        December 31,
                                            1997               1996
                                            ----               ----

ASSETS

Investments:
 Equity investments (cost basis
  of $15,579,107 and $18,522,217 for
  1997 and 1996, respectively)          $19,685,825         35,527,098
 Secured notes receivable, net              161,374             29,137
                                         ----------         ----------
  Total investments                      19,847,199         35,556,235
Cash and cash equivalents                 5,989,487          1,402,668
Other assets                                 10,296             66,285
                                         ----------         ----------

      Total                             $25,846,982         37,025,188
                                         ==========         ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses   $    21,940             38,429
Due to related parties                       33,300             90,890
Promissory notes                                 --          1,363,332
Interest payable                                 --             28,350
Other liabilities                            16,601             21,455
                                         ----------         ----------

 Total liabilities                           71,841          1,542,456

Commitments and contingencies
 (Notes 2 and 6)

Partners' capital:
 Limited Partners
  (Units outstanding of 400,000
  for both 1997 and 1996)                19,855,627         17,224,580
 Managing General Partners                1,812,796          1,253,271
 Net unrealized fair value increase
  from cost of equity investments         4,106,718         17,004,881
                                         ----------         ----------

  Total partners' capital                25,775,141         35,482,732
                                         ----------         ----------

      Total                             $25,846,982         37,025,188
                                         ==========         ==========



See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                            For the Three                    For the Six
                                             Months Ended                    Months Ended
                                               June 30,                        June 30,
                                      --------------------------       ----------------------
                                             1997         1996            1997          1996
                                             ----         ----            ----          ----
Income:
 Secured notes receivable interest    $     6,604         20,872          15,345       49,756
 Short-term investment interest            29,928            966          45,909        2,078
                                        ---------      ---------       ---------   ----------
  Total income                             36,532         21,838          61,254       51,834


Costs and expenses:
 Management fees                           78,801        101,515         171,364      209,179
 Individual General Partners'
  compensation                             15,243         15,186          24,901       22,995
 Operating expenses                       257,817        360,190         536,590      590,871
                                        ---------      ---------       ---------   ----------

  Total costs and expenses                351,861        476,891         732,855      823,045
                                        ---------      ---------       ---------   ----------

Net operating loss                       (315,329)      (455,053)       (671,601)    (771,211)

 Net realized gain from
  sales of equity investments           1,804,280      1,521,645       3,448,542    2,944,936
 Net realized gain from venture
  capital limited partnership
  investments                                  --             --         413,631           --
 Realized losses from
  investment write-downs                       --     (1,000,000)             --   (1,077,091)
                                        ---------      ---------       ---------   ----------
Net realized income                     1,488,951         66,592       3,190,572    1,096,634

Change in net unrealized
  fair value:
   Equity investments                  (7,136,453)     3,696,991     (12,898,163)   2,435,653
   Secured notes receivable                    --        372,000              --           --
                                        ---------      ---------       ---------   ----------

Net (loss) income                     $(5,647,502)     4,135,583      (9,707,591)   3,532,287
                                        =========      =========       =========   ==========

Net realized income per Unit          $         3             --               7            2
                                        =========      =========       =========   ==========

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                     For the Six Months Ended June 30,
                                     ---------------------------------
                                            1997                1996
                                            ----                ----
Cash flows from operating activities:
 Interest received                     $    57,263              16,697
 Interest expense                          (42,976)           (158,001)
 Cash paid to vendors                     (174,129)            (74,093)
 Cash paid to related parties             (627,263)         (1,362,851)
                                         ---------           ---------

  Net cash used by operating activities   (787,105)         (1,578,248)
                                         ---------           ---------

Cash flows from investing activities:
 Secured notes receivable issued          (150,500)           (640,000)
 Purchase of equity investments         (1,389,501)         (1,444,276)
 Repayments of secured notes receivable     10,157              19,419
 Repayments of equity investments               --              58,000
 Proceeds from sales of equity
  investments                            8,267,100           5,727,476
 Distributions from venture capital
  limited partnerships                          --              17,688
                                         ---------           ---------

  Net cash provided by
   investing activities                  6,737,256           3,738,307
                                         ---------           ---------

Cash flows from financing activities:
  Repayments of short-term
   borrowings, net                      (1,363,332)         (2,393,987)
                                         ---------           ---------

  Net cash used by financing
   activities                           (1,363,332)         (2,393,987)
                                         ---------           ---------

Net increase (decrease) in cash
  and cash equivalents                   4,586,819            (233,928)

Cash and cash equivalents at
  beginning of year                      1,402,668             274,980
                                         ---------           ---------
Cash and cash equivalents at June 30   $ 5,989,487              41,052
                                         =========           =========

See accompanying notes to financial statements.

-----------------------------------------------

                                       For the Six Months Ended June 30,
                                       ---------------------------------
                                            1997                1996
                                            ----                ----
Reconciliation of net (loss) income to
 net cash used by operating activities:

Net (loss) income                      $(9,707,591)          3,532,287

Adjustments to reconcile net (loss)
 income to net cash used by
 operating activities:
  Realized losses from investment
   write-downs                                  --           1,077,091
  Net realized gain from sales
   of equity investments                (3,448,542)         (2,944,936)
  Net realized gain from venture
   capital limited partnership
   investments                            (413,631)                 --
  Change in net unrealized fair value
   of equity investments                12,898,163          (2,435,653)

Changes in:
 Accrued interest on secured and
  convertible notes receivable              (3,991)            (35,137)
 Due to related parties                    (57,590)           (764,978)
 Other changes, net                        (53,923)             (6,922)
                                         ---------           ---------
Net cash used by operating activities  $  (787,105)         (1,578,248)
                                         =========           =========

Non-cash investing activities:

Reclassification of secured notes to
 equity investments (subordinated
 notes)                                $        --             640,000
                                        ==========           =========


See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partners, the Balance Sheets as of June 30, 1997, and December 31, 1996, and the related Statements of Operations for the three and six months ended June 30, 1997 and 1996, and Statements of Cash Flows for the six months ended June 30, 1997 and 1996, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1996. The following notes to financial statements for activity through June 30, 1997, supplement those included in the Annual Report on Form 10-K. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.

2.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the six months ended June 30, 1997 and 1996, were as follows:

                                                 1997           1996
                                                 ----           ----
   Management fees                            $171,364       209,179
   Individual General Partners' compensation    24,901        22,995
   Reimbursable operating expenses             373,408       365,699


Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual periodically. There were $11,621 and $60,463 due to related parties at June 30, 1997, and December 31, 1996, respectively, related to such expenses.

Amounts payable for management fees were $21,679 and $30,427 at June 30, 1997, and December 31, 1996, respectively. Pursuant to the Partnership Agreement, quarterly management fees are equal to one quarter of one percent of the fair value of Partnership assets.

3.     Equity Investments
       ------------------

A full listing of the Partnership's equity investments at December 31, 1996, is in the 1996 Annual Report. Activity from January 1 through June 30, 1997, consisted of:



                                                                     January 1 -
                                                                     June 30, 1997
                                                                    --------------
                                                    Principal
                                       Investment   Amount or       Cost         Fair
Industry/Company        Position          Date      Shares          Basis        Value
----------------        --------       ----------   --------        -----        -----
Balance at January 1, 1997                                       $18,522,217  35,527,098
                                                                  ----------  ----------
Significant changes:

Communications
--------------
NetChannel, Inc.        Series B
                        Preferred
                        shares warrant
                        at $1.10;
                        exercised
                        01/97                10/96      136,363       (1,500)     (1,500)
NetChannel, Inc.        Series B
                        Preferred shares     01/97      284,044       68,863     149,999
NetChannel, Inc.        Series B
                        Preferred shares     03/97      340,852       82,636     179,999
NetChannel, Inc.        Convertible
                        note (1)             05/97      $67,671       68,454      68,454
NetChannel, Inc.        Series B
                        Preferred shares     05/97      191,817       84,400     101,296
UT Starcom, Inc.        Common
                        share
                        warrant
                        at $0.6875;
                        expiring
                        05/99                05/94      145,456            0     200,730
UT Starcom, Inc.        Series A
                        Preferred shares     03/95      187,500            0     258,750
VOIS, Inc.              Series A             08/96-
                        Preferred shares     02/97      312,500       62,500     531,250
VOIS, Inc.              Series B
                        Preferred shares     05/97      120,000      300,000     300,000

Computer Systems and Software
-----------------------------
Multiport, Inc.         Series A             05/93-
                        Preferred shares     08/93    2,440,000            0     462,215
Quintar                 Series A
 Corporation            Convertible
                        Preferred shares     11/89    1,200,000   (1,200,000) (1,800,000)
Quintar                 Common share
 Corporation            warrant at
                        $1.00;
                        expiring 10/98       10/93      145,000            0     (72,500)
Quintar                 Series A
 Corporation            Preferred shares     05/95      384,178     (576,267)   (576,267)
Reflection Technology,  Series F
 Inc.                   Preferred shares     01/94       28,572            0     (58,573)
Reflection Technology,  Common
 Inc.                   shares               05/94       19,567            0     (40,112)
Reflection Technology,  Series D
 Inc.                   Preferred shares     11/94      869,565            0  (1,782,608)
Reflection Technology,  Series G
 Inc.                   Preferred shares     11/94      172,877            0    (377,788)
Reflection Technology,  Series D
 Inc.                   Preferred shares     11/94      163,043            0    (334,238)
Reflection Technology,  Series J
 Inc.                   Preferred shares     04/96      547,918            0  (1,123,232)
Reflection Technology,  Common share
 Inc.                   warrant at $.50;
                        expiring 04/01       04/96      359,750            0    (557,613)
Reflection Technology,  Convertible          01/97-
 Inc.                   notes (1)            04/97     $416,708      418,989     418,989

Environmental
-------------
Thermatrix, Inc.        Common shares        06/96    1,105,847            0  (5,419,658)

Information Technology
----------------------
WorldRes, Inc.          Series B
                        Preferred shares     01/97       66,568      225,000     225,000

Medical/Biotechnology
---------------------
Biex, Inc.              Series D
                        Preferred shares     03/97       44,446       66,669      66,669
CV Therapeutics, Inc.   Common shares        11/96       37,693            0      98,971
Endocare, Inc.          Convertible
                        note (1)             08/96      $18,750      (19,817)    (19,817)
Endocare, Inc.          Common shares        01/97        1,750        6,125       6,388
Endocare, Inc.          Common shares        01/97        8,300       20,750      28,832
Inhale Therapeutic      Common
 Systems, Inc.          shares              various      28,952      365,607     549,904
Penederm, Inc.          Common shares        02/97        2,784       48,024      35,357
Physiometrix,           Common
 Inc.                   shares               04/96      270,791            0    (292,404)
RedCell, Inc.           Series B
                        Preferred shares     12/94      132,979            0    (125,000)
SyStemix, Inc.          Common shares    1991-1992      115,173     (771,504) (1,761,801)
Systemix, Inc.          Common shares        06/96          660      (10,352)    (10,096)
Systemix, Inc.          Common shares        10/96        6,665     (106,779)   (101,955)

Pharmaceuticals
---------------
Shaman Pharmaceuticals, Common
 Inc.                   shares               01/93      409,167     (751,401) (2,434,544)
Shaman Pharmaceuticals, Common
 Inc.                   shares               02/95      135,000   (1,363,332) (2,027,956)

Retail/Consumer Products
------------------------
Yes! Entertainment      Common
 Corporation            shares               06/95       66,666            0     (79,183)

Venture Capital Limited Partnership Investments
-----------------------------------------------
Various                 Limited Partnership
                        Interests            various $2,216,264       12,500    (600,688)
                                                                  ----------  ----------

Total significant changes during the six
 months ended June 30, 1997                                       (2,970,435)(15,914,730)

Other changes, net                                                    27,325      73,457
                                                                  ----------  ----------
Total equity investments at June 30, 1997                        $15,579,107  19,685,825
                                                                  ==========  ==========

(1) Convertible notes include accrued interest.  The interest rates on convertible notes issued during 1997 ranged from 8% to 10%.


Marketable Equity Securities
----------------------------

At June 30, 1997, and December 31, 1996, marketable equity securities had aggregate costs of $2,685,656 and $5,552,176, respectively, and aggregate market values of $3,021,699 and $11,161,489, respectively. The net unrealized gains at June 30, 1997, and December 31, 1996, included gross gains of $804,515 and $6,140,674, respectively.

Biex, Inc.
----------

In March of 1997, the Partnership made an additional investment in the company by purchasing 44,446 Series D Preferred shares for $66,669.

Endocare, Inc.
--------------

In January of 1997, the Partnership made an additional investment in the company by purchasing 1,750 common shares for $6,125. In addition, the Partnership converted its $18,750 note receivable, including accrued interest of $2,000, into 8,300 common shares at a total cost of $20,750. At June 30, 1997, the Partnership recorded an increase in the change in fair value of $8,975 to reflect the publicly-traded market price for its Endocare investments; a portion of the fair value was adjusted to reflect a discount for restricted securities.

Multiport, Inc.
---------------

Based upon the fair value of Multiport's underlying net assets June 30, 1997, the Partnership recorded a fair value increase of $462,215 for its investments. Multiport's assets consist of remaining net proceeds to be received from a 1994 asset sale agreement, cash and notes receivable.

NetChannel, Inc.
----------------

In January of 1997, the Partnership cash exercised its Series B Preferred share warrant for $149,999 and received 136,363 Series B Preferred shares. In March of 1997, the Partnership issued a $150,000 convertible note receivable to the company. The Partnership also received an additional 163,635 Series B Preferred shares as a result of an adjustment to the warrant exercise price.

In May of 1997, the company effected a 1-to-2.083 stock split. As a result, the Partnership received an additional 472,579 Series B Preferred shares. The Partnership also purchased 191,817 Series B Preferred shares by converting $82,329 of the notes receivable discussed above including accrued interest of $2,071 for a total cost of $84,400. The remaining note principal of $67,671 was reissued as a new note. At June 30, 1997, the Partnership recorded an increase in the change in fair value of $196,895 for the above transactions.

Quintar Corporation
-------------------

In May of 1997, Splash Technology Holding Inc., acquired Quintar
Corporation for cash. The Partnership received total proceeds of $2,147,372 for its Preferred share and warrant investments and realized a gain of $371,105.

RedCell, Inc.
-------------

During the second quarter of 1997, the company had a new round of financing in which the Partnership did not participate. The pricing of this round indicated a decrease in fair value of $125,000 for the Partnership's existing investment.

Reflection Technology, Inc.
---------------------------

During the first half of 1997, the Partnership issued $416,708 in convertible notes receivable to the company. In addition, based on the Managing General Partners' opinion, the Partnership recorded a decrease in fair value of $4,274,164 for its existing investments.

Shaman Pharmaceuticals, Inc.
----------------------------

During the first half of 1997, the Partnership sold its entire investment in the company for total proceeds of $3,702,853 and realized a gain of $1,588,120.

SyStemix Inc.
-------------

In January of 1997, the Partnership sold its entire investment in the company for total proceeds of $2,356,657 and realized a gain of $1,468,022.

UT Starcom, Inc.
----------------

During the first quarter of 1997, the company closed a Series C
Preferred share round of financing in which the Partnership did not participate. The pricing of this round indicated a fair value increase of $459,480 for the Partnership's existing investment.

VOIS, Inc.
----------

In February of 1997, the Partnership made an additional investment in the company by purchasing 62,500 Series A Preferred shares for $62,500. Then in May of 1997, the Partnership purchased 120,000 Series B Preferred shares for $300,000. The pricing of this round, in which third parties participated, indicated a fair value increase of $468,750 for the Partnership's existing investment.

WorldRes, Inc.
--------------

In January of 1997, the Partnership invested in the company by purchasing 66,568 Series B Preferred shares for $225,000.

Venture Capital Limited Partnership Investments
-----------------------------------------------

The Partnership made an additional investment of $12,500 in venture capital limited partnership investments during the six months ended June 30, 1997. The Partnership recorded a fair value decrease of $600,688 as a result of stock distributions from a venture capital limited partnership investment and a net decrease in fair value of the underlying investments.

During the first half of 1997, the Partnership received common stock distributions of Inhale Therapeutics Systems, Inc., and Penederm, Inc., with fair values of $365,607 and $48,024, respectively; these distributions were from profits and were recorded as realized gains from venture capital limited partnership investments.

Other Equity Investments
------------------------

Other significant changes reflected above relate to market value fluctuations or the elimination of a discount relating to selling restrictions for publicly-traded portfolio companies. Portions of the Partnership's Physiometrix, Inc., and Thermatrix, Inc., shares are restricted.

Subsequent to quarter end, the fair value of the Partnership's
Thermatrix, Inc. investment decreased by $922,571 as a result of a decrease in the publicly-traded market price at August 7, 1997.

4.     Secured Notes Receivable, Net
       -----------------------------

Activity from January 1, 1997, through June 30, 1997, consisted of:


Balance at January 1, 1997                                 $  29,137

1997 activity:
  Secured notes receivable issued                            150,500
  Repayments of secured notes receivable                     (10,157)
  Decrease in accrued interest                                (8,106)
                                                             -------

 Total secured notes receivable, net, at June 30, 1997      $161,374
                                                             =======


The Partnership had accrued interest of $7,068 and $15,174 at June 30, 1997, and December 31, 1996, respectively.

5.     Promissory Notes
       ----------------

At December 31, 1996, the Partnership had a promissory note to an unaffiliated third party of $1,363,332. The note was fully repaid in February, 1997, upon maturity. Interest expense for this note was $14,626 during the six months ended June 30, 1997.

6.     Commitments and Contingencies
       -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At June 30, 1997, the Partnership had unfunded commitments as follows:



Type
----
Equity investments                                   $ 84,375
Term notes                                            190,775
Venture capital limited partnership investments       143,650
                                                      -------
Total                                                $418,800
                                                      =======

In 1996, the Partnership jointly guaranteed with two affiliated partnerships a $1,000,000 line of credit between a financial institution and a portfolio company in the computer systems and software industry. If the affiliated partnerships are unable to finance their portion of the guarantee, the Partnership may be liable up to $1,000,000.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

During the six months ended June 30, 1997, net cash used by operating activities totaled $787,105. The Partnership paid management fees of $180,112 to the Managing General Partners and reimbursed related parties for operating expenses of $422,250. In addition, $24,901 was paid to the Individual General Partners as compensation for their services. Other operating expenses of $174,129 were paid and interest income of $57,263 was received. The Partnership also paid interest of $42,976 on borrowings and in February 1997, repaid its promissory note of $1,363,332.

During the six months ended June 30, 1997, the Partnership issued $150,500 in secured notes receivable to a portfolio company in the computer systems and software industry and funded equity investments of $1,389,501 mainly to portfolio companies in the communications and computer systems and software industries. Repayments of secured notes receivable provided cash of $10,157. Proceeds from the sales of equity investments were $8,267,100. At June 30, 1997, the Partnership was committed to fund $418,800 in additional investments and has outstanding guarantees up to $1,000,000 as disclosed in Note 6 to the financial statements.

Cash and cash equivalents at June 30, 1997, were $5,989,487. Future interest income earned on notes receivable and proceeds from investment sales are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net loss was $5,647,502 for the quarter ended June 30, 1997, compared to net income of $4,135,583 during the same period in 1996. The change was primarily due to decreases of $10,833,444 and $372,000 in the change in net unrealized fair values of equity investments and secured notes receivable, respectively. These changes were was partially offset by a $1,000,000 decrease in realized losses from investment write-downs and a $282,635 increase in net realized gain from sales of equity investments.

During the quarter ended June 30, 1997, the decrease in equity investment fair value of $7,136,453 was primarily attributable to portfolio companies in the environmental, computer systems and software, and pharmaceuticals industries. During the same period in 1996, the increase of $3,696,991 was primarily attributable to a portfolio company in the environmental industry.

The Partnership recorded an increase in the fair value of secured notes receivable of $372,000 for the quarter ended June 30, 1996, based upon the level of loan loss reserves deemed adequate by the Managing General Partners at quarter end. No such reserve was recorded for the same period in 1997.

The Partnership recorded $1,000,000 in realized losses from investment write-downs for the quarter ended June 30, 1996, related to a portfolio company in the computer systems and software industry. No such loss was recorded for the same period in 1997.

During the quarter ended June 30, 1997, net realized gain from sales of equity investments of $1,804,280 was mainly due to the common stock sale of Shaman Pharmaceuticals, Inc. For the same period in 1996, net realized gain of $1,521,645 was also mostly due to a Shaman common stock sale.

Total operating expenses were $257,817 and $360,190 for the quarters ended June 30, 1997 and 1996, respectively. The decrease in operating expenses in the current quarter over the comparative period in 1996 was primarily due to a higher level of activity required for portfolio management in 1996.


Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

Current six months compared to corresponding six months in the preceding
------------------------------------------------------------------------
year
----

Net loss was $9,707,591 for the six months ended June 30, 1997, compared to a net income of $3,532,287 during the same period in 1996. The change was primarily due to a $15,333,816 decrease in the change in net unrealized fair value of equity investments. This decrease was partially offset by a $1,077,091 decrease in realized losses from investment write-downs, a $503,606 increase in net realized gain from sales of equity investments, and a $413,631 increase in net realized gain from venture capital limited partnership investments.

During the six months ended June 30, 1997, the decrease in equity investment fair value of $12,898,163 was mainly attributable to portfolio companies in the environmental, computer systems and software, and pharmaceuticals industries, partially offset by increases in portfolio companies in the communications industries. During the same period in 1996, the increase of $2,435,653 was primarily attributable to portfolio companies in the environmental and retail/consumer products industries as well as venture capital limited partnership investments, partially offset by decreases in portfolio companies in the computer systems and software and pharmaceuticals industries.

The Partnership recorded $1,077,091 in realized losses from investment write-downs for the six months ended June 30, 1996, mostly related to a portfolio company in the computer systems and software industry. There was no such realized loss for the same period in 1997.

During the six months ended June 30, 1997, net realized gain from sales of equity investments of $3,448,542 was mostly due to the common stock sales of SyStemix, Inc., and Shaman Pharmaceuticals, Inc. A $2,944,936 net realized gain recorded for the same period in 1996 was mostly due to the common stock sale of Shaman Pharmaceuticals, Inc.

Net realized gain from venture capital limited partnership investments was $413,631 for the six months ended June 30, 1997. The gain represented distributions from profits of a venture capital limited partnership. There was no such gain realized during the same period in 1996.

II.     OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended June 30, 1997.

(b) Financial Data Schedule for the six months ended and as of June 30, 1997 (Exhibit 27).

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

                         TECHNOLOGY FUNDING VENTURE PARTNERS IV,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  August 12, 1997   By:         /s/Michael R. Brenner
                            -------------------------------------------
                                     Michael R. Brenner
                                     Controller