Form 10-Q
period 1997-09-30
TECHNOLOGY FUNDING VENTURE PARTNERS IV
filed 1997-11-14
CIK 826595

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1997

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

	(unaudited)
	 September 30,	December 31,
	1997	1996
	------------	-----------

ASSETS

Investments:
 Equity investments (cost basis
  of $12,708,596 and $18,522,217 for
  1997 and 1996, respectively)          $18,785,696         35,527,098
 Secured notes receivable, net              159,876             29,137
                                         ----------         ----------
  Total investments                      18,945,572         35,556,235
Cash and cash equivalents                 5,412,186          1,402,668
Other assets                                  9,943             66,285
                                         ----------         ----------

      Total                             $24,367,701         37,025,188
                                         ==========         ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses   $    33,657             38,429
Due to related parties                          394             90,890
Promissory notes                                 --          1,363,332
Interest payable                                 --             28,350
Other liabilities                            10,771             21,455
                                         ----------         ----------

 Total liabilities                           44,822          1,542,456

Commitments and contingencies
 (Notes 2 and 6)

Partners' capital:
 Limited Partners
  (Units outstanding of 400,000
  for both 1997 and 1996)                17,136,592         17,224,580
 Managing General Partners                1,109,187          1,253,271
 Net unrealized fair value increase
  from cost of equity investments         6,077,100         17,004,881
                                         ----------         ----------

  Total partners' capital                24,322,879         35,482,732
                                         ----------         ----------

      Total                             $24,367,701         37,025,188
                                         ==========         ==========



See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

	For the Three	For the Nine
	Months Ended	Months Ended
	 September 30,	 September 30,
	----------------------	--------------------
	1997	1996	1997	1996
	--------	--------	--------	-------
Income:
 Secured notes receivable interest    $     2,340         23,192          17,685       72,948
 Short-term investment interest            39,439            239          85,348        2,317
                                        ---------      ---------      ----------    ---------
  Total income                             41,779         23,431         103,033       75,265


Costs and expenses:
 Management fees                           64,617        108,576         235,981      317,755
 Individual General Partners'
  compensation                             10,500         12,755          35,401       35,750
 Operating expenses                       312,249        224,777         848,839      815,648
                                        ---------      ---------      ----------    ---------

  Total costs and expenses                387,366        346,108       1,120,221    1,169,153
                                        ---------      ---------      ----------    ---------

Net operating loss                       (345,587)      (322,677)     (1,017,188)  (1,093,888)

 Net realized (loss) gain from
  sales of equity investments             (31,129)       106,286       3,417,413    3,051,222
 Net realized gain from venture
  capital limited partnership
   investments                            100,419             --         514,050           --
 Realized losses from
  investment write-downs               (3,146,346)            --      (3,146,346)  (1,077,091)
                                        ---------      ---------      ----------    ---------
Net realized (loss) income             (3,422,643)      (216,391)       (232,071)     880,243

Change in net unrealized
  fair value:
   Equity investments                   1,970,382     (5,940,664)    (10,927,781)  (3,505,011)
   Secured notes receivable                    --             --              --           --
                                        ---------      ---------      ----------    ---------

Net loss                              $(1,452,261)    (6,157,055)    (11,159,852)  (2,624,768)
                                        =========      =========      ==========    =========

Net realized loss per Unit            $        (7)            --              --            2
                                        =========      =========      ==========    =========

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

	For the Nine Months Ended September 30,
	----------------------------------------
	1997	1996
	----------	----------
Cash flows from operating activities:
 Interest received                      $   96,780              45,860
 Interest expense                          (42,976)           (205,800)
 Cash paid to vendors                     (261,346)           (135,381)
 Cash paid to related parties             (954,079)         (1,646,837)
                                         ---------           ---------

  Net cash used by operating activities (1,161,621)         (1,942,158)
                                         ---------           ---------

Cash flows from investing activities:
 Secured notes receivable issued          (150,500)           (640,000)
 Purchase of equity investments         (1,619,510)         (2,016,217)
 Repayments of secured notes receivable     11,678              27,679
 Repayments of convertible
 notes receivable                               --           1,063,950
 Proceeds from sales of equity
  investments                            8,273,094           6,009,665
 Distributions from venture capital
  limited partnerships                      19,709              17,688
                                         ---------           ---------

  Net cash provided by
   investing activities                  6,534,471           4,462,765
                                         ---------           ---------

Cash flows from financing activities:
  Repayments of short-term
   borrowings, net                      (1,363,332)         (2,788,414)
                                         ---------           ---------

  Net cash used by financing
   activities                           (1,363,332)         (2,788,414)
                                         ---------           ---------

Net increase (decrease) in cash
  and cash equivalents                   4,009,518            (267,807)

Cash and cash equivalents at
  beginning of year                      1,402,668             274,980
                                         ---------           ---------
Cash and cash equivalents               $5,412,186               7,173
  at September 30                        =========           =========

See accompanying notes to financial statements.

-----------------------------------------------

	For the Nine Months Ended September 30,
	---------------------------------------
	1997	1996
	-----------	-----------
Reconciliation of net loss to net
 cash used by operating activities:

Net loss                              $(11,159,852)         (2,624,768)

Adjustments to reconcile net loss to
 net cash used by operating activities:
  Realized losses from investment
   write-downs                           3,146,346           1,077,091
  Net realized gain from sales
   of equity investments                (3,417,413)         (3,051,222)
  Net realized gain from venture
   capital limited partnership
   investments                            (514,050)                 --
  Change in net unrealized fair value
   of equity investments                10,927,781           3,505,011

Changes in:
 Accrued interest on secured and
  convertible notes receivable              (6,253)            (29,405)
 Due to related parties                    (90,496)           (797,268)
 Other changes, net                        (47,684)            (21,597)
                                         ---------           ---------
Net cash used by operating activities $ (1,161,621)         (1,942,158)
                                        ==========           =========

Non-cash investing activities:

Reclassification of secured notes to
 equity investments (subordinated
 notes)                               $         --             640,000
                                        ==========           =========


See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partners, the Balance Sheets as of September 30, 1997, and December 31, 1996, and the related Statements of Operations for the three and nine months ended September 30, 1997 and 1996, and Statements of Cash Flows for the nine months ended September 30, 1997 and 1996, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1996. The following notes to financial statements for activity through September 30, 1997, supplement those included in the Annual Report on Form 10-K. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.

2.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the nine months ended September 30, 1997 and 1996, were as follows:

	1997	1996
	--------	--------
   Management fees                            $235,981       317,755
   Individual General Partners' compensation    35,401        35,750
   Reimbursable operating expenses             592,201       496,064


Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual periodically. There were $21,145 receivable from and $60,463 due to related parties at September 30, 1997, and December 31, 1996, respectively, related to such expenses.

Amounts payable for management fees were $21,539 and $30,427 at September 30, 1997, and December 31, 1996, respectively. Pursuant to the Partnership Agreement, quarterly management fees are equal to one quarter of one percent of the fair value of Partnership assets.

3.     Equity Investments
       ------------------

A full listing of the Partnership's equity investments at December 31, 1996, is in the 1996 Annual Report. Activity from January 1 through September 30, 1997, consisted of:


	January 1 through
	September 30, 1997
	---------------------
			Principal
		Investment	Amount or	Cost	Fair
Industry/Company	Position	Date	Shares	Basis	Value
----------------	--------	----------	---------	-------	-------
Balance at January 1, 1997                                       $18,522,217  35,527,098
                                                                  ----------  ----------
Significant changes:

Communications
--------------
NetChannel, Inc.        Series B
                        Preferred
                        shares warrant
                        at $1.10;
                        exercised
                        01/97                10/96      136,363       (1,500)     (1,500)
NetChannel, Inc.        Series B
                        Preferred shares     01/97      284,044       68,863     149,999
NetChannel, Inc.        Series B
                        Preferred shares     03/97      340,852       82,636     179,999
NetChannel, Inc.        Convertible
                        note (1)             05/97      $67,671       70,132      70,132
NetChannel, Inc.        Series B
                        Preferred shares     05/97      191,817       84,400     101,296
NetChannel, Inc.        Convertible
                        note (1)             09/97     $112,500      112,908     112,908
UT Starcom, Inc.        Common
                        share
                        warrant
                        at $0.6875;
                        expiring
                        05/99                05/94      145,456            0     200,730
UT Starcom, Inc.        Series A
                        Preferred shares     03/95      187,500            0     258,750

VOIS, Inc.              Series A             08/96-
                        Preferred shares     02/97      312,500       62,500     531,250
VOIS, Inc.              Series B
                        Preferred shares     05/97      120,000      300,000     300,000
Wire Networks, Inc.     Convertible
                        Notes (1)            11/96     $101,973     (102,908)   (102,908)
Wire Networks, Inc.     Series C
                        Preferred shares     07/97       35,295      107,298     107,298

Computer Systems and Software
-----------------------------
Multiport, Inc.         Series A             05/93-
                        Preferred shares     08/93    2,440,000            0      92,323
Quintar                 Series A
 Corporation            Convertible
                        Preferred shares     11/89    1,200,000   (1,200,000) (1,800,000)
Quintar                 Common share
 Corporation            warrant at
                        $1.00;
                        expiring 10/98       10/93      145,000            0     (72,500)
Quintar                 Series A
 Corporation            Preferred shares     05/95      384,178     (576,267)   (576,267)
Reflection Technology,  Series F
 Inc.                   Preferred shares     01/94       28,572      (50,001)    (58,573)
Reflection Technology,  Common
 Inc.                   shares               05/94       19,567      (22,502)    (40,112)
Reflection Technology,  Series D
 Inc.                   Preferred shares     11/94      869,565   (1,000,000) (1,782,608)
Reflection Technology,  Series G
 Inc.                   Preferred shares     11/94      172,877     (312,500)   (377,788)
Reflection Technology,  Series D
 Inc.                   Preferred shares     11/94      163,043     (187,498)   (334,238)
Reflection Technology,  Series J
 Inc.                   Preferred shares     04/96      547,918   (1,123,232) (1,123,232)
Reflection Technology,  Common share
 Inc.                   warrant at $.50;
                        expiring 04/01       04/96      359,750            0    (557,613)
Reflection Technology,  Convertible          01/97-
 Inc.                   notes (1)            04/97     $416,708            0           0



Environmental
-------------
Thermatrix, Inc.        Common shares        06/96    1,105,847            0  (6,374,139)

Information Technology
----------------------
WorldRes, Inc.          Series B
                        Preferred shares     01/97       66,568      225,000     225,000

Medical/Biotechnology
---------------------
Biex, Inc.              Series A
                        Preferred shares     07/93      128,205            0      76,923
Biex, Inc.              Series B
                        Preferred shares     10/94       63,907            0      38,344
Biex, Inc.              Series C
                        Preferred shares    various     250,000            0     149,998
Biex, Inc.              Series D
                        Preferred shares     08/96      111,115            0      66,669
Biex, Inc.              Series D
                        Preferred shares     03/97       44,446       66,669      93,337
Biex, Inc.              Series E
                        Preferred shares     08/97       13,333       33,334      27,998
CV Therapeutics, Inc.   Common shares        11/96       37,693            0     157,885
Endocardial Solutions   Common shares        09/97        5,714       80,710      76,785
Inhale Therapeutic      Common
 Systems, Inc.          shares              various      28,952      365,607     755,462
Pharmos Corporation     Common shares        04/95       60,331            0      71,431
Physiometrix,           Common
 Inc.                   shares               04/96      270,791            0    (441,733)
RedCell, Inc.           Series B
                        Preferred shares     12/94      132,979            0    (125,000)
SyStemix, Inc.          Common shares    1991-1992      115,173     (771,504) (1,761,801)
Systemix, Inc.          Common shares        06/96          660      (10,352)    (10,096)
Systemix, Inc.          Common shares        10/96        6,665     (106,779)   (101,955)

Pharmaceuticals
---------------
Shaman Pharmaceuticals, Common
 Inc.                   shares               01/93      409,167     (751,401) (2,434,544)
Shaman Pharmaceuticals, Common
 Inc.                   shares               02/95      135,000   (1,363,332) (2,027,956)

Venture Capital Limited Partnership Investments
-----------------------------------------------
Various                 Limited Partnership
                        Interests            various $2,216,264       55,000    (558,188)
                                                                  ----------  ----------

Total significant changes during the nine
months ended September 30, 1997                                   (5,864,719)(16,818,234)

Other changes, net                                                    51,098      76,832
                                                                  ----------  ----------
Total equity investments at September 30, 1997                   $12,708,596  18,785,696
                                                                  ==========  ==========

(1) Convertible notes include accrued interest.  The interest rates on convertible notes issued during 1997 ranged from 8% to 10%.


Marketable Equity Securities
----------------------------

At September 30, 1997, and December 31, 1996, marketable equity securities had aggregate costs of $2,672,629 and $5,552,176, respectively, and aggregate market values of $2,795,324 and $11,161,489, respectively. The net unrealized gains at September 30, 1997, and December 31, 1996, included gross gains of $745,568 and $6,140,674, respectively.

Biex, Inc.
----------

In March of 1997, the Partnership made an additional investment in the company by purchasing 44,446 Series D Preferred shares for $66,669.

In August of 1997, the Partnership purchased 13,333 Series E Preferred shares for $33,334. The pricing of this round, in which third parties participated, indicated a fair value increase of $372,726 for the Partnership's existing investment.

Multiport, Inc.
---------------

Based upon the fair value of Multiport's underlying net assets September 30, 1997, the Partnership recorded a fair value increase of $92,323 for its investments.

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

In May of 1997, the company effected a 1-to-2.083 stock split. As a result, the Partnership received an additional 472,579 Series B Preferred shares. The Partnership also purchased 191,817 Series B Preferred shares by converting $82,329 of the notes receivable discussed above including accrued interest of $2,071 for a total cost of $84,400. The remaining note principal of $67,671 was reissued as a new note. In September of 1997 the Partnership funded bridge notes amounting to $112,908 which includes $408 of accrued interest. In addition, the Partnership is entitled to receive warrants to purchase 25% of the number of shares issued upon conversion at an exercise price equal to the conversion price. At September 30, 1997, the Partnership recorded an increase in the change in fair value of $196,895 for the above transactions.


Quintar Corporation
-------------------

In May of 1997, Splash Technology Holding Inc., acquired Quintar
Corporation. The Partnership received total proceeds of $2,147,372 for its Preferred share and warrant investments and realized a gain of $371,105.

RedCell, Inc.
-------------

During the second quarter of 1997, the company had a new round of financing in which the Partnership did not participate. The pricing of this round indicated a decrease in fair value of $125,000 for the Partnership's existing investment.

Reflection Technology, Inc.
---------------------------

During the first half of 1997, the Partnership issued $416,708 in convertible notes receivable to the company. In addition, based on the opinion of the Managing General Partners, the Partnership recorded decreases in fair value of $4,274,164 and cost basis of $2,695,733 for its existing investments.

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

In October 1997, the Partnership exercised its common shares warrant for $100,000 and received 145,456 common shares. The Partnership then sold its entire investment in the company for total proceeds of $3,625,891 and realized a gain of $3,150,891.


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

Wire Networks, Inc.
-------------------

In July of 1997, the Partnership converted its $101,973 note receivable, including accrued interest of $5,324, into 35,295 Series C Preferred shares, at a total cost of $107,298.

WorldRes, Inc.
--------------

In January of 1997, the Partnership invested in the company by purchasing 66,568 Series B Preferred shares for $225,000.

Venture Capital Limited Partnership Investments
-----------------------------------------------

The Partnership made an additional investment of $55,000 in venture capital limited partnerships during the nine months ended September 30, 1997. The Partnership recorded a fair value decrease of $558,188 as a result of stock distributions from a venture capital limited partnership investment and a net decrease in fair value of the underlying investments.

During the first three quarters of 1997, the Partnership received common stock distributions of Inhale Therapeutics Systems, Inc., Penederm, Inc., and Endocardial Solutions with fair values of $365,607, $48,024 and $80,710 respectively. The Partnership also received cash distributions from El Dorado Ventures III totaling $19,709 during the third quarter of 1997. These distributions were recorded as realized gains from venture capital limited partnership investments.

Other Equity Investments
------------------------

Other significant changes reflected above relate to market value fluctuations or the elimination of a discount relating to selling restrictions for publicly-traded portfolio companies. Portions of the Partnership's Physiometrix, Inc., and Thermatrix, Inc., shares are restricted.




4.     Secured Notes Receivable, Net
       -----------------------------

Activity from January 1, 1997, through September 30, 1997, consisted of:


Balance at January 1, 1997                                 $  29,137

1997 activity:
  Secured notes receivable issued                            150,500
  Repayments of secured notes receivable                     (11,678)
  Decrease in accrued interest                                (8,083)
                                                             -------

 Total secured notes receivable, net,
 at September 30, 1997                                      $159,876
                                                             =======


The Partnership had accrued interest of $7,091 and $15,174 at September 30, 1997, and December 31, 1996, respectively.

5.     Promissory Notes
       ----------------

At December 31, 1996, a promissory note totaling $1,363,332 was payable to an unaffiliated third party. The note was fully repaid in February, 1997. Interest expense on this note was $14,626 for the nine months ended September 30, 1997.

6.     Commitments and Contingencies
       -----------------------------

On October 27, 1997, the Managing General Partner declared a distribution totaling $4,000,000 to partners of record as of September 30, 1997. The distribution will be paid in the fourth quarter of 1997.

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At September 30, 1997, the Partnership had unfunded commitments as follows:



Type
----
Equity investments                                   $ 84,376
Venture capital limited partnership investments       101,150
                                                      -------
Total                                                $185,526
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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

During the nine months ended September 30, 1997, net cash used by operating activities totaled $1,161,621. The Partnership paid management fees of $244,869 to the Managing General Partners and reimbursed related parties for operating expenses of $709,210. In addition, $35,401 was paid to the Individual General Partners as compensation for their services. Other operating expenses of $261,346 were paid and interest income of $96,780 was received. The Partnership also paid interest of $42,976 on borrowings and in February 1997, repaid its promissory note of $1,363,332.

During the nine months ended September 30, 1997, the Partnership issued $150,500 in secured notes receivable to a portfolio company in the computer systems and software industry and funded equity investments of $1,619,510 mainly to portfolio companies in the communications and computer systems and software industries. Repayments of secured notes receivable provided cash of $11,678. Proceeds from the sales of equity investments were $8,273,094. At September 30, 1997, the Partnership was committed to fund $185,526 in additional investments, and has outstanding guarantees up to $1,000,000 as disclosed in Note 6 to the financial statements. In October 1997, the Managing General Partner declared a distribution of $4,000,000 to partners payable in the fourth quarter of 1997.

Cash and cash equivalents at September 30, 1997, were $5,412,186.
Future interest income earned on notes receivable and proceeds from investment sales are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net loss was $1,452,261 for the quarter ended September 30, 1997, compared to a net loss of $6,157,055 during the same period in 1996. The change was primarily due to an increase of $7,911,046 in the change in net unrealized fair values of equity investments. This change was partially offset by a $3,146,346 decrease in realized losses from investment write-downs.

During the quarter ended September 30, 1997, the increase in equity investment fair value of $1,970,382 was primarily attributable to increases in portfolio companies in the computer systems and software, and medical and biotechnology industries, partially offset by decreases in the environmental industry. During the same period in 1996, the decrease of $5,940,664 was primarily attributable to market price declines in two portfolio companies in the environmental and pharmaceuticals industries.

The Partnership recorded $3,146,346 in realized losses from investment write-downs for the quarter ended September 30, 1997, related to a portfolio company in the computer systems and software industry. No such loss was recorded for the same period in 1996.

Total operating expenses were $312,249 and $224,777 for the quarters ended September 30, 1997 and 1996, respectively. The increase is primarily due to a higher level of activity required for portfolio management in 1997. Additionally, in the third quarter of 1997, the Partnership's administrative and investor service operations were relocated to Santa Fe, New Mexico. This relocation is expected to lower the future operational costs of the Partnership sufficient to recoup the initial relocation expenses incurred, and provide a meaningful reduction in ongoing operational costs.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

Current nine months compared to corresponding nine months in the
-----------------------------------------------------------------
preceding year
--------------

Net loss was $11,159,852 for the nine months ended September 30, 1997, compared to a net loss of $2,624,768 during the same period in 1996. The change was primarily due to a $7,422,770 decrease in the change in net unrealized fair value of equity investments and a $2,069,255 increase in realized losses from investment write-downs. These changes were partially offset by a $366,191 increase in net realized gain from sales of equity investments, and a $514,050 increase in net realized gain from venture capital limited partnership investments.

During the nine months ended September 30, 1997, the decrease in equity investment fair value of $10,927,781 was mainly attributable to portfolio companies in the environmental, computer systems and software, and pharmaceuticals industries, partially offset by increases in portfolio companies in the communications industries. During the same period in 1996, the decrease of $3,505,011 was primarily attributable to the sale of Shaman Pharmaceuticals, Inc., common stock as the gain was realized.

The Partnership recorded $3,146,346 and $1,077,091 in realized losses from investment write-downs for the nine months ended September 30, 1997 and 1996,respectively, related to portfolio companies in the computer systems and software industry.

During the nine months ended September 30, 1997, net realized gain from sales of equity investments of $3,417,413 was mostly due to the common stock sales of SyStemix, Inc., and Shaman Pharmaceuticals, Inc. A $3,051,222 net realized gain recorded for the same period in 1996 was mostly due to the common stock sale of Shaman Pharmaceuticals, Inc.

Net realized gain from venture capital limited partnership investments was $514,050 for the nine months ended September 30, 1997. The gain represented distributions from profits of a venture capital limited partnership. There was no such gain realized during the same period in 1996.

Total operating expenses were $848,839 and $815,648 for the nine months ended September 30, 1997 and 1996, respectively.

II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended September 30, 1997.

(b) Financial Data Schedule for the nine months ended and as of September 30,
     1997 (Exhibit 27).

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

                         TECHNOLOGY FUNDING VENTURE PARTNERS IV,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  November 14, 1997 By:         /s/Michael R. Brenner
                            -------------------------------------------
                                     Michael R. Brenner
                                     Controller