Form 10-K
period 1997-12-31
TECHNOLOGY FUNDING VENTURE PARTNERS IV
filed 1998-03-27
CIK 826595

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For The Year Ended December 31, 1997

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

                              (650) 345-2200
             --------------------------------------------------
            (Registrant's telephone number, including area code)


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
Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.               [   ]
No active market for the units of limited partnership interests ("Units") exists, and therefore the market value of such Units cannot be determined.
Documents incorporated by reference: Portions of the Prospectus dated February 24, 1989, forming a part of Registration Statement No. 33-19201, filed pursuant to Rule 424(c) of the General Rules and Regulations under the Securities Act of 1933, as modified by Post-Effective Amendment No. 1 dated April 23, 1990, are incorporated by reference in Parts I and III hereof. Portions of the Prospectus of Technology Funding Venture Capital Fund VI, LLC, as revised January 22, 1998, forming a part of the December 5, 1997, Pre-Effective Amendment No. 1 to the Form N-2 Registration Statement No. 333-23913 dated July 11, 1997, are incorporated by reference in Part III hereof.

                                   PART I

Item 1.  BUSINESS
------   --------

Technology Funding Venture Partners IV, An Aggressive Growth Fund, L.P. (the "Partnership") is a limited partnership organized under the laws of the State of Delaware on December 4, 1986, and was inactive until it commenced the sale of Units on January 10, 1989. The purpose of the Partnership is to make venture capital investments in new and developing companies, as described in the "Introductory Statement" and "Business of the Partnership" sections of the Prospectus dated February 24, 1989. The Partnership has elected to be a business development company under the Investment Company Act of 1940, as amended (the "Act"), and operates as a nondiversified investment company as that term is defined in the Act. Additional characteristics of the Partnership's business are discussed in the "Risk Factors" and "Conflicts of Interest" sections of the Prospectus, which sections are also incorporated herein by reference. The Partnership's term was extended for a two-year period to December 31, 1999 pursuant to unanimous approval by the Management Committee on December 5, 1997. The Partnership's Amended and Restated Limited Partnership Agreement ("Partnership Agreement") provides that the Partnership may be further continued, subject to the right of the Management Committee, for an additional two-year period.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

The Annual Meeting of the Limited Partners of the Partnership was held on December 5, 1997. At that meeting, proxies submitted by Limited Partners documented that the Limited Partners elected three individual general partners (231,043 Units voting for, 6,587 Units voting against or abstaining), elected the two Managing General Partners (231,798 Units voting for, 5,832 voting against or abstaining), and ratified the selection of KPMG Peat Marwick LLP as independent certified accountants (224,228 Units voting for, 1,593 Units voting against, and 11,809 Units abstaining.)


                                  PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
------   -------------------------------------------------------------
         MATTERS
         -------

        (a) There is no established public trading market for the Units.

        (b) At December 31, 1997, there were 7,847 record holders of
            Units.

        (c) The Registrant, being a partnership, does not pay dividends. Cash distributions, however, may be made to the partners in the Partnership pursuant to the Registrant's Partnership Agreement.



Item 6.  SELECTED FINANCIAL DATA
------   -----------------------

	For the Years Ended and As of December 31,
	---------------------------------------------------------
	1997	1996	1995	1994	1993
	------	------	------	------	------
Total income	$   148,931	99,272	130,779	296,948	678,321
Net operating loss	(1,320,606)	(1,423,434)	(2,106,285)	(1,314,484)	(1,514,788)
Net realized gain (loss) from
 venture capital limited
 partnership investments	524,939	255,239	--	--	(15,402)
Net realized gain (loss)
  from sales of equity
  investments	7,699,981	989,034	(80,764)	--	25,856,978
Recoveries from investments
  previously written off	--	--	145,248	--	--
Realized losses from
  investment write-downs	(3,768,897)	(1,078,341)	(2,532,447)	(843,311)	(1,377,494)
Net realized income (loss)	3,135,417	(1,257,502)	(4,574,248)	(2,157,795)	20,949,294
Change in net unrealized
 fair value:
  Equity investments	(15,263,861)	(773,777)	4,065,995	(2,854,255)	(9,857,060)
  Notes receivable	--	--	49,000	5,000	94,000
Net (loss) income	(12,128,444)	(2,031,279)	(459,253)	(5,007,050)	11,186,234
Net realized income (loss)
  per Unit	7	(2)	(9)	(4)	42
Total assets	23,069,679	37,025,188	43,065,771	40,606,795	43,520,755
Distributions declared	4,000,000	316,227	--	--	24,514,748
Distributions declared
 per Unit (1)	9	--	--	--	56

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



Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
------   -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

Liquidity and Capital Resources
-------------------------------

In 1997, net cash used by operating activities totaled
$1,339,726. The Partnership paid management fees of $286,714 to the Managing General Partners and reimbursed related parties for operating expenses of $781,165 in 1997. In addition, $46,042 was paid to the Individual
General Partners as compensation for their services.
Other operating expenses and interest on borrowings of $324,637 and $43,317, were paid, respectively. Interest income of $142,149 was received.

In 1997, the Partnership funded equity investments of $3,308,010 mostly to portfolio companies in the medical/biotechnology, computer systems and software and communications industries and issued $150,500 in secured notes receivable to a portfolio company in the computer systems and software industry. Repayments of secured notes receivable provided cash of $164,463. Proceeds from sales of equity investments were $13,828,070 and the Partnership received $42,873 in cash distributions from venture capital limited partnership investments.

In October 1997, the Managing General Partners declared a partner distribution of $4,000,000; distributions of $455,429 were paid prior to December 31, 1997 and the balance of $3,544,571 was paid in February, 1998. The
Partnership repaid a $1,363,332 promissory note in February, 1997.

Cash and cash equivalents at December 31, 1997, were $8,821,077. As of December 31, 1997, the Partnership was committed to fund $101,150 in additional investments.
Future proceeds from investment sales and interest income on short-term investments are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

1997 compared to 1996
---------------------

Net loss was $12,128,444 in 1997 compared to $2,031,279
in 1996. The increase in net loss was substantially due to a $14,490,084 decrease in the change in net unrealized fair value of equity investments and a $2,690,556 increase in realized losses from investment write-downs.
These decreases were partially offset by a $6,710,947 increase in net realized gain from sales of equity investments and a $269,700 increase in net realized gains from venture capital limited partnership investments.

During 1997, the $15,263,861 decrease in fair value of equity investments included a $6,536,993 decrease attributable to sales of equity investments, a $6,800,875 decrease attributable to a decline in the publicly-traded market price of Thermatrix, Inc., a portfolio company in the environmental industry, and a $1,608,431 decrease attributable to investment write-downs. During 1996, the decrease in fair value of $773,777 was primarily attributable to the sales of Shaman Pharmaceuticals, Inc., common stock as the gain was realized. This decrease was partially offset by an increase in portfolio companies in the environmental industries.

In 1997, the $7,699,981 realized gain from sales of equity investments was primarily attributable to the sale and liquidation of investments in Shaman Pharmaceuticals, Inc., Systemix, Inc., UTStarcom, Inc., Multiport Inc. and
Quintar Corporation. In 1996, net realized gain from sales of equity investments of $989,034 was mainly due to the sale of Shaman Pharmaceuticals, Inc., partially offset by losses from Cardiometrics, Inc., Pinterra
Corporation and Graham-Field Health Products, Inc.

During 1997 and 1996, the Partnership recorded realized losses from investment write-downs of $3,768,897 and $1,078,341, respectively, primarily attributable to equity investments in portfolio companies in the computer systems and software and communications industries.

Total operating expenses were $1,126,595 and $1,065,940 in 1997 and 1996, respectively. The increase was primarily due to higher investment operations and administrative and investor services expenses as a result of increased overall portfolio activities, partially offset by lower interest expense. Included in 1997 operating expenses are the costs of the Partnership's relocation of its administrative and investor service operations to Santa Fe, New Mexico.

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

During 1996, the Partnership recorded realized losses from investment write-downs of $1,078,341 mainly attributable to equity investments in a portfolio company in the computer systems and software industry. During
1995, realized losses from investment write-downs of $2,532,447 were mainly attributable to equity investments in portfolio companies in the microelectronics, retail/consumer products and communications industries.

In 1996, net realized gain from sales of equity investments of $989,034 was mainly due to the sale of Shaman Pharmaceuticals, Inc., partially offset by losses from Cardiometrics, Inc., Pinterra Corporation and
Graham-Field Health Products, Inc. During 1995, the net realized loss of $80,764 was mainly due to AG Associates, Inc.

Total operating expenses were $1,065,940 and $1,759,642
in 1996 and 1995, respectively. As discussed in Note 2 to the financial statements, the 1995 total operating expenses included additional administrative and investor services expense of $812,580. If this amount had been recorded in prior years, total operating expenses would have been $1,018,228 in 1995, compared to $1,065,940 in
1996. The slight increase was primarily due to higher investment operations and computer services expenses from increased overall portfolio activities, partially offset by lower interest expense.

The Year 2000
-------------

The Managing General Partner is currently reviewing the Partnership's information systems in anticipation of the potential computer software problems associated with the Year 2000. The Year 2000 issue exists because many computer software programs use only two digits to identify a year in the date field and were developed without considering the impact of the upcoming change in the century. The Managing General Partner currently expects to complete the necessary critical software conversion modifications in 1999, and does not anticipate any material adverse impact on the financial position or results of operations of the Partnership, as a result of the Year 2000 issue.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------   -------------------------------------------

The financial statements of the Registrant are set forth in Item 14.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
------   ------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------

None
PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------  --------------------------------------------------

As a partnership, the Registrant has no directors or executive officers. The Management Committee is responsible for the management and administration of the Partnership. The members of the Management Committee consist of the three Individual General Partners and a representative from each of Technology Funding Ltd., a California limited partnership ("TFL"), and its wholly-owned subsidiary, Technology Funding Inc., a California corporation ("TFI"). TFL and TFI are the Managing
General Partners. Information concerning the ownership of TFL and the business experience of the key officers of TFI and the partners of TFL is incorporated by reference from the sections entitled "Management of the Partnership
- The General Partners" and "Management of the
Partnership - Key Personnel of the Managing General
Partners" in the Prospectus. Changes in this information that have occurred since the date of the Prospectus are included in the Technology Funding Venture Capital Fund
VI, LLC, Prospectus, revised January 22, 1998, forming a part of the December 5, 1997, Pre-Effective Amendment No.
1 to the Form N-2 Registration Statement No. 333-23913 dated July 11, 1997, which are incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION
-------  ----------------------

As a partnership, the Registrant has no officers or directors. In 1997, the Partnership incurred $296,900 in management fees. The fees are designed to compensate the Managing General Partners for General Partner Overhead incurred in performing management duties for the Partnership through December 31, 1997. General Partner
Overhead (as defined in the Partnership Agreement) includes the General Partners' share of rent and utilities, and certain salaries and benefits paid by the Managing General Partners in performing their obligations to the Partnership. As compensation for their services, the Individual General Partners each receive $10,000 annually, plus $1,000 for each attended meeting of the management committee and related expenses. In 1997, $46,042 of such fees were paid.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
-------  ---------------------------------------------------
MANAGEMENT
----------

Not applicable. No Limited Partner beneficially holds more than 5% of the aggregate number of Units held by all Limited Partners, and neither the Managing General
Partners nor any of their officers, directors or partners own any Units. The three Individual General Partners each own 20 Units; on March 20, 1998, one of the three
Individual General Partners resigned his position and his Units will be transferred to his successor. The
Management Committee controls the affairs of the Partnership pursuant to the Partnership Agreement.

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

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
-------  -------------------------------------------------------
         FORM 8-K
         --------

        (a) List of Documents filed as part of this Annual Report on Form 10-K

             (1) Financial Statements - the following financial statements are filed as a part of this Report:

                  Independent Auditors' Report
                  Balance Sheets as of December 31, 1997
                    and 1996
                  Statements of Operations for the years
                    ended December 31, 1997, 1996 and 1995
                  Statements of Partners' Capital for the years
                    ended December 31, 1997, 1996 and 1995
                  Statements of Cash Flows for the years
                    ended December 31, 1997, 1996 and 1995
                  Notes to Financial Statements

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

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed by the Registrant during the year ended December 31, 1997.

         (c) Financial Data Schedule for the year ended and as of December 31, 1997 (Exhibit 27).

                     INDEPENDENT AUDITORS' REPORT
                     ----------------------------

The Partners
Technology Funding Venture Partners IV, An Aggressive Growth Fund,
L.P.:

We have audited the accompanying balance sheets of Technology Funding Venture Partners IV, An Aggressive Growth Fund, L.P. (a Delaware limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of certain securities and loans owned, by correspondence with the individual investee and borrowing companies, and a physical examination of those securities held by a safeguarding agent as of December 31, 1997 and 1996. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Funding Venture Partners IV, An Aggressive Growth Fund, L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.



Albuquerque, New Mexico                /S/KPMG Peat Marwick LLP
March 25, 1998

BALANCE SHEETS
--------------

	December 31,
	----------------------
	1997	1996
	--------	--------
ASSETS

Investments:
  Equity investments (cost basis of
   $12,492,981 and $18,522,217 for
   1997 and 1996, respectively)	$14,234,001	35,527,098
  Secured notes receivable, net
    (cost basis of $4,501 and
    $29,137 for 1997 and 1996,
    respectively)	4,501	29,137
	----------	----------

       Total investments	14,238,502	35,556,235

Cash and cash equivalents	8,821,077	1,402,668

Other assets	10,100	66,285
	----------	----------

       Total assets	$23,069,679	37,025,188
	==========	==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses	$    47,799	38,429

Due to related parties	119,285	90,890

Distributions payable
 to Limited Partners	3,544,571	--

Promissory note	--	1,363,332

Interest payable	--	28,350

Other liabilities	3,736	21,455
	----------	----------

    Total liabilities	3,715,391	1,542,456


Commitments, contingencies and
 subsequent events
(Notes 1, 2, 4, 10 and 11)

Partners' capital:
  Limited Partners
   (Units outstanding of 400,000
    for both 1997 and 1996)	16,288,081	17,224,580
  Managing General Partners	1,325,187	1,253,271
  Net unrealized fair value
    increase from cost of equity
    investments	1,741,020	17,004,881
	----------	----------

    Total partners' capital	19,354,288	35,482,732
	----------	----------

      Total liabilities and
        partners' capital	$ 23,069,679	37,025,188
	==========	==========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS
------------------------

	For the Years Ended December 31,
	------------------------------------
	1997	1996	1995
	-------	-------	-------

Income:
  Secured notes receivable
   interest	$    27,713	90,508	117,677
  Short-term investment
   interest	121,218	2,999	11,935
  Other income	--	5,765	1,167
	----------	---------	---------

     Total income	148,931	99,272	130,779

Costs and expenses:
  Management fees	296,900	409,036	429,523
  Individual General
   Partners' compensation	46,042	47,730	47,899
  Operating expenses:
    Investment operations	335,178	254,854	132,665
    Administrative and
     investor services	565,290	383,059	1,106,796
    Computer services	126,586	128,227	88,742
    Professional fees	84,574	85,787	84,105
    Interest expense	14,967	214,013	347,334
	----------	---------	---------

      Total operating
       expenses	1,126,595	1,065,940	1,759,642
	----------	---------	---------

  Total costs and expenses	1,469,537	1,522,706	2,237,064
	----------	---------	---------

Net operating loss	(1,320,606)	(1,423,434)	(2,106,285)

  Net realized gain
   from venture
   capital limited
   partnership investments	524,939	255,239	--
  Net realized gain (loss)
   from sales of equity
   investments	7,699,981	989,034	(80,764)
  Recoveries from
   investments previously
   written off	--	--	145,248
  Realized losses from
   investment write-downs	(3,768,897)	(1,078,341)	(2,532,447)
	----------	---------	---------

Net realized gain (loss)	3,135,417	(1,257,502)	(4,574,248)

Change in net unrealized
 fair value:
  Equity investments	(15,263,861)	(773,777)	4,065,995
  Secured notes receivable	--	--	49,000
	----------	---------	---------

Net loss	$(12,128,444)	(2,031,279)	(459,253)
	==========	=========	=========

Net realized gain (loss)
  per Unit	$          7	(2)	(9)
	==========	=========	=========

See accompanying notes to financial statements.

STATEMENTS OF PARTNERS' CAPITAL
-------------------------------


For the years ended December 31, 1997, 1996 and 1995:

                                                   Net Unrealized Fair Value
                                                 Increase (Decrease) From Cost
                                                 -----------------------------
                                        Managing
                            Limited      General     Equity        Notes
                            Partners    Partners   Investments   Receivable   Total
                            --------    --------   -----------   ----------   -----

Partners' capital,
 December 31, 1994        $21,841,484    2,784,344  13,712,663    (49,000)  38,289,491

Net realized loss          (3,659,398)    (914,850)         --         --   (4,574,248)

Change in net unrealized
 fair value:
  Equity investments               --           --   4,065,995         --    4,065,995
  Secured notes receivable         --           --          --     49,000       49,000
                           ----------    ---------  ----------    -------   ----------

Partners' capital,
 December 31, 1995         18,182,086    1,869,494  17,778,658         --   37,830,238

Net realized loss            (957,506)    (299,996)         --         --   (1,257,502)

Distributions                      --     (316,227)         --         --     (316,227)

Change in net unrealized
 fair value of
 equity investments                --           --    (773,777)        --     (773,777)
                           ----------    ---------  ----------    -------   ----------

Partners' capital,
 December 31, 1996         17,224,580    1,253,271  17,004,881         --   35,482,732

Net realized gain           2,608,072      527,345          --         --    3,135,417

Distributions              (3,544,571)    (455,429)         --         --   (4,000,000)

Change in net unrealized
 fair value of
 equity investments                --           -- (15,263,861)        --  (15,263,861)
                           ----------    ---------  ----------    -------   ----------

Partners' capital,
 December 31, 1997        $16,288,081    1,325,187   1,741,020         --   19,354,288
                           ==========    =========  ==========    =======   ==========

See accompanying notes to financial statements.



PAGE>
STATEMENTS OF CASH FLOWS
------------------------

	For The Years Ended December 31,
	------------------------------------
	1997	1996	1995
	----------	----------	----------
Cash flows from operating
 activities:
  Interest received	$    142,149	69,250	97,362
  Cash paid to vendors	(324,637)	(206,686)	(210,162)
  Cash paid to related
   parties	(1,113,921)	(1,887,068)	(963,722)
  Interest paid on short-
   term borrowings	(43,317)	(214,872)	(318,125)
  Reimbursement of
   collection expenses
   received from portfolio
   companies	--	--	89,715
	----------	---------	---------
    Net cash used by
     operating activities	(1,339,726)	(2,239,376)	(1,304,932)
	----------	---------	---------
Cash flows from investing
 activities:
  Secured notes receivable
   issued	(150,500)	(640,000)	(62,500)
  Purchase of equity
   investments	(3,308,010)	(2,523,718)	(1,331,665)
  Repayment of secured
   notes receivable	164,463	35,186	290,269
  Repayment of convertible
   notes receivable	--	1,194,450	193,500
  Recoveries from
   investments previously
   written off	--	--	100,000
  Proceeds from sales of
    equity investments	13,828,070	8,064,148	1,272,527
  Distributions from
   venture capital limited
   partnership investments	42,873	139,624	372,522
	----------	---------	---------
    Net cash provided
     by investing
     activities	10,576,896	6,269,690	834,653
	----------	---------	---------
Cash flows from financing
 activities:
  Distributions to partners	(455,429)	--	--
 (Repayments of) proceeds
   from short-term
   borrowings, net	(1,363,332)	(2,902,626)	734,758
	----------	---------	---------

STATEMENTS OF CASH FLOWS (continued)
-----------------------------------

	For the Years Ended December 31,
	------------------------------------
	1997	1996	1995
	---------	---------	---------
Net cash (used) provided
   by financing activities	(1,818,761)	(2,902,626)	734,758
	----------	---------	---------
Net increase in cash and
 cash equivalents	7,418,409	1,127,688	264,479

Cash and cash equivalents
 at beginning of year	1,402,668	274,980	10,501
	----------	---------	---------
Cash and cash equivalents
 at end of year	$  8,821,077	1,402,668	274,980
	==========	=========	=========
Reconciliation of net
 loss to net cash used by
 operating activities:

Net loss	$(12,128,444)	(2,031,279)	(459,253)
Adjustments to reconcile
 net loss to net cash
 used by operating activities:
  Net realized gain
   from venture capital
   limited partnership
   investments	(524,939)	(255,239)	--
  Net realized (gain) loss
   from sales of equity
   investments	(7,699,981)	(989,034)	80,764
  Realized losses from
   investment write-downs	3,768,897	1,078,341	2,532,447
  Recoveries from
   investments previously
   written off	--	--	(145,248)
  Change in net unrealized
   fair value:
     Equity investments	15,263,861	773,777	(4,065,995)
     Secured notes
      receivable	--	--	(49,000)
  Other, net	--	--	(1,292)

Changes in:
  Accrued interest on
   notes receivable	(6,782)	(30,022)	(32,125)
  Accounts payable and
   accrued expenses	9,370	14,686	(1,986)
  Due to/from related
   parties	28,395	(765,843)	827,098
  Other, net	(50,103)	(34,763)	9,658
	----------	---------	---------

STATEMENTS OF CASH FLOWS (continued)
-----------------------------------

	For the Years Ended December 31,
	------------------------------------
	1997	1996	1995
	---------	---------	---------
Net cash used by
 operating activities	$(1,339,726)	(2,239,376)	(1,304,932)
	=========	=========	=========

Non-cash investing
 activities:

Purchase of equity
 investments financed
 by a promissory note	$        --	--	1,363,332
	=========	=========	=========

Reclassification of
 secured notes to equity
 investments (subordinated
 notes receivable)	$        --	640,000	--
	=========	==========	==========

Non-cash financing
 activities:
  Distributions payable
  to Limited Partners	$ 3,544,571	--	--
	=========	==========	==========

Stock distributions to
 General Partners (see
 Note 2)	$        --	316,227	--
	=========	==========	==========

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
-----------------------------

1.  Summary of Significant Accounting Policies
    ------------------------------------------

Organization
------------

Technology Funding Venture Partners IV, An Aggressive Growth Fund, L.P. (the "Partnership") is a limited partnership organized under the laws of the State of Delaware on December 4, 1986. The purpose of the Partnership is to make venture capital investments in new and developing companies. The Partnership elected to be a business development company under the Investment Company Act of 1940, as amended (the "Act"), and operates as a nondiversified investment company as that term is defined in the Act. The Managing General Partners are Technology Funding Ltd. ("TFL") and Technology Funding Inc. ("TFI"), a wholly-owned subsidiary of TFL. There are generally three Individual General Partners; effective March 20, 1998, an Individual General partner resigned, and a successor is to be appointed.

The Partnership's registration statement was declared effective by the Securities and Exchange Commission on November 14, 1988, and the Partnership commenced selling units of limited partnership interests ("Units") on January 10, 1989.

On February 16, 1989, the minimum number of Units required to commence Partnership operations (15,000) were sold. The offering terminated with 400,000 Units sold on September 14, 1990. The Partnership's term was extended for a two-year period to December 31, 1999 pursuant to unanimous approval by the Management Committee on December 5, 1997. The Partnership Agreement provides that the Partnership may be further extended for an additional two-year period from such date if the Management Committee so determines or unless sooner dissolved.

Preparation of Financial Statements and Use of Estimates
--------------------------------------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Estimates are used when accounting for investments, change in unrealized fair value of investments, liabilities and contingencies. Because of the inherent uncertainty of valuation, the estimated fair value of investments may differ significantly from the values that would have been used had a ready market for investments existed, and the differences could be material.

Investments
-----------

    Equity Investments
    ------------------

The Partnership's method of accounting for investments, in accordance with generally accepted accounting principles, is the fair value basis used for investment companies. The fair value of Partnership equity investments is their initial cost basis with changes as noted below:

The fair value for publicly-traded equity investments (marketable equity securities) is based upon the five-day-average closing sales price or bid/ask price that is available on a national securities exchange or over-the-counter market. Certain publicly-traded equity investments may not be marketable due to selling restrictions and for those securities, an illiquidity discount of up to 33% is applied when determining the fair value; the actual discount percentage is based on the type and length of the restrictions. Investments valued under this method were $2,414,032 and $11,161,489 at December 31, 1997 and 1996,
respectively.

All investments which are not publicly traded are valued at fair market value as determined by the Managing General Partners in the absence of readily ascertainable market values. Equity investments valued under this method were $11,819,969 and $24,365,609 at December 31, 1997 and 1996, respectively. Generally, investments in privately held companies are valued at original cost unless there is clear evidence of a change in fair value, such as a recent round of third-party financings or events that, in the opinion of the Managing General Partners, indicate a change in value.

Convertible and subordinated notes receivable are stated at cost plus accrued interest, which is equivalent to fair value, and are included in equity investments as repayment of these notes generally occurs through conversion into equity investments.

Venture capital limited partnership investments are initially recorded at cost and are valued based on the fair value of the underlying investments. Limited partnership distributions that are a return of capital reduce the cost basis of the Partnership's investment. Distributions from limited partnership cumulative earnings are reflected as realized gains by the Partnership.

Where, in the opinion of the Managing General Partner, events indicate that the fair value of equity and venture capital investments and convertible and subordinated notes receivable may not be recoverable, a write down to estimated fair value is recorded. Temporary changes in fair value result in increases or decreases to the unrealized fair value of equity investments. Adjustments to fair value basis are reflected as "Change in net unrealized fair value of equity investments." In the case of an other than temporary decline in value below cost basis, an appropriate reduction in the cost basis is recognized as a realized loss with the fair value being adjusted to match the new cost basis. Cost basis adjustments are reflected as "Realized losses from investment write-downs" or "Net realized loss from venture capital limited partnership investments" on the Statements of Operations.

Sales of equity investments are recorded on the trade date. The basis on which cost is determined in computing realized gains or losses is specific identification.

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

Net Realized Income (Loss) Per Unit
-----------------------------------

Net realized income (loss) per Unit is calculated by dividing the number of Units outstanding (400,000) as of December 31, 1997, 1996 and 1995 into the total net realized income (loss) allocated to the Limited Partners. The Managing General Partners contributed an amount equal to 0.1% of total Limited Partner capital contributions and did not receive any Partnership Units.

Provision for Income Taxes
--------------------------

No provision for income taxes has been made by the Partnership as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

Since the accompanying financial statements are prepared using generally accepted accounting principles which may not equate to tax accounting, the Partnership's total tax basis in investments was higher than the reported total cost basis of $12,497,482 by $2,913,005 as of December 31, 1997.


2.  Related Party Transactions
    --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs in 1997, 1996 and 1995 were as follows:

	For the Years Ended December 31,
	--------------------------------------
	1997	1996	1995
	--------	--------	--------

Management fees	$296,900	409,036	429,523
Individual General
 Partners' compensation	46,042	47,730	47,899
Reimbursable operating
 expenses:
  Investment operations	316,342	238,851	117,397
  Administrative and
   investor services	367,404	297,381	1,017,544
  Computer services	115,628	128,227	88,742


Effective February 1994, management fees are equal to one quarter of one percent of the fair value of Partnership assets for each quarter. Management fees compensate the Managing General Partners solely for General Partner Overhead (as defined in the Partnership Agreement) incurred in supervising the operation and management of the Partnership and the Partnership's investments. Management fees due to the Managing General Partners were $40,613 and $30,427 at December 31, 1997 and 1996, respectively.

As compensation for their services, each of the Individual General Partners receives $10,000 annually, plus $1,000 for each attended meeting of the Management Committee and related expenses. The three Individual General Partners each own 20 Units; on March 20, 1998, one of the three Individual General Partners resigned his position and his Units will be transferred to his successor.

The Partnership reimburses the Managing General Partners for operating expenses incurred in connection with the business of the Partnership. Reimbursable operating expenses include expenses (other than Organizational and Offering expenses and General Partner Overhead) such as investment operations, administrative and investor services and computer services. At December 31, 1997, there was $78,672 of such reimbursable expenses due to related parties compared to $60,463 due to related parties at December 31, 1996. During late 1995, operating cost allocations to the Partnership were reevaluated. The Managing General Partners determined that they had not fully recovered allocable overhead as permitted by the Partnership Agreement. As a result, the Partnership was charged additional administrative and investor services costs of $812,580, which was not previously recognized by the Partnership; this charge consisted of $71,166 and $741,414 related to 1995 and prior years, respectively. If this charge had been recorded in prior years, total operating expenses would have been $1,018,228 for 1995.

In September of 1996, the Partnership made a tax distribution of 57,917 Thermatrix, Inc., common shares to the General Partners (based on estimated annual taxable income); the shares had a fair value of $316,227 resulting in a realized gain of $12,163 being recognized by the Partnership.

Effective November 1, 1997, TFL assigned its California office lease to Technology Funding Property Management LLC (TFPM), an entity that is affiliated to the Managing General Partner. Under the terms of a rent agreement, TFPM charges the Partnership for its share of office rent and related overhead costs. These amounts are included in administrative and investor service costs.

Under the terms of a computer service agreement, Technology
Administrative Management, a division of TFL, charges the Partnership for its share of computer support costs. These amounts are included in computer services expenses.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. At December 31, 1997, the Partnership had an indirect interest in non-transferable Physiometrix, Inc., options at an exercise price higher than the current market value.

See Note 4 to the financial statements regarding transactions between the Partnership and Multiport, Inc., a wholly owned corporation of the Partnership.

3.  Allocation of Profits and Losses
    --------------------------------

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



4.  Equity Investments
    ------------------

At December 31, 1997, and December 31, 1996, equity investments consisted of:

                                        Original     December 31, 1997      December 31, 1996
                                        Principal    -----------------      -----------------
                            Investment  Amount or    Cost       Fair        Cost        Fair
Industry/Company  Position     Date      Shares      Basis      Value       Basis       Value
----------------  --------     ----      ------      -----      -----       -----       -----
Communications
--------------
NetChannel, Inc.   Series B
                   Preferred
                   shares       10/96    284,044   $ 148,499    149,999    148,499    148,499
NetChannel, Inc.   Series B
                   Preferred
                   share warrant
                   at $1.10;
                   exercised
                   01/97        10/96    136,363          --         --      1,500      1,500
NetChannel, Inc.   Series B
                   Preferred
                   shares       01/97    284,044      68,863    149,999         --         --
NetChannel, Inc.   Series B
                   Preferred
                   shares       03/97    340,852      82,636    179,999         --         --
NetChannel, Inc.   Convertible
                   note (1)     05/97    $67,671      70,132     70,132         --         --
NetChannel, Inc.   Series B
                   Preferred
                   shares       05/97    191,817      84,400    101,296         --         --
NetChannel, Inc.   Convertible
                   note (1)     09/97    $56,250      57,632     57,632         --         --
NetChannel, Inc.   Convertible
                   note (1)     09/97    $56,250      57,545     57,545         --         --


NetChannel, Inc.   Series X
                   Preferred
                   warrant E
                   exercise price
                   TBD,                 Aggregate
                   expiration           Purchase price
                   TBD          09/97    $14,063           0          0         --         --
NetChannel, Inc.   Series X
                   Preferred
                   warrant E
                   exercise price
                   TBD,                 Aggregate
                   expiration           Purchase price
                   TBD          09/97    $14,063           0          0         --         --
UT Starcom, Inc.   Common
                   share
                   warrant
                   at $0.6875;
                   expiring
                   05/99        03/95    145,456          --         --          0    900,736
UT Starcom, Inc.   Series A
                   Preferred
                   shares       03/95    187,500          --         --    375,000  1,290,000
VOIS, Inc.         Common
                   shares       08/96    300,000           0          0          0     30,000
VOIS, Inc.         Series A
                   Preferred
                   shares       08/96    100,000           0          0    100,000    100,000
VOIS, Inc.         Series A
                   Preferred
                   shares       09/96    150,000           0          0    150,000    150,000
VOIS, Inc.         Series A
                   Preferred
                   shares       02/97     62,500           0          0         --         --
VOIS, Inc.         Series B
                   Preferred
                   shares       05/97    120,000           0          0         --         --
Wire Networks,     Series A
 Inc.              Preferred
                   shares       02/96      6,098       8,232     18,538      8,232      8,232

Wire Networks,     Series B
 Inc.              Preferred
                   shares       02/96      7,452      16,767     22,654     16,767     16,767
Wire Networks,     Convertible
 Inc.              note (1)     11/96   $101,973          --         --    102,908    102,908
Wire Networks,     Series C
 Inc.              Preferred
                   shares       07/97     35,295     107,298    107,298         --         --

Computer Equipment, Systems and Software
----------------------------------------
Adept Technology,  Common
 Inc.              shares       10/97     14,328     227,464    134,397         --         --
Ascent Logic       Common
 Corporation       share
                   warrant
                   at $.94;
                   exercised
                   03/97        03/92     31,915          --         --      2,500          0
Ascent Logic       Series C
 Corporation       Preferred
                   shares       10/92    106,383      99,000     37,234     99,000     37,234
Ascent Logic       Common
 Corporation       shares       03/97     36,443      23,795     12,755         --         --
Multiport, Inc.    Series A
                   Preferred    05/93-
                   shares       08/93  2,440,000          --         --    797,400  1,828,383
Quintar            Series A
 Corporation       Convertible
                   Preferred
                   shares       11/89  1,200,000          --         --  1,200,000  1,800,000
Quintar            Common
 Corporation       share
                   warrant
                   at $1.00;
                   expiring
                   10/98        10/93    145,000          --         --          0     72,500
Quintar            Series A
 Corporation       Preferred
                   shares       05/95    384,178          --         --    576,267    576,267
Reflection         Series F
 Technology, Inc.  Preferred
                   shares       01/94     28,572           0          0     50,001     58,573
Reflection         Common
 Technology, Inc.  shares       05/94     19,567           0          0     22,502     40,112
Reflection         Series D
 Technology, Inc.  Preferred
                   shares       11/94    869,565           0          0  1,000,000  1,782,608
Reflection         Series G
 Technology, Inc.  Preferred
                   shares       11/94    172,877           0          0    312,500    377,788
Reflection         Series D
 Technology, Inc.  Preferred
                   shares       11/94    163,043           0          0    187,498    334,238
Reflection         Common
 Technology, Inc.  share
                   warrant
                   at $.50;
                   expiring
                   04/01        04/96    359,750           0          0          0    557,613
Reflection         Series J
 Technology, Inc.  Preferred
                   shares       04/96    547,918           0          0  1,123,232  1,123,232
Reflection         Convertible  01/97 -
 Technology, Inc.  notes (1)    07/97   $448,333           0          0         --         --
Splash Technology  Common
 Holdings, Inc.    shares       11/97      5,000     198,812    106,250         --         --
Splash Technology  Sales
 Holdings, Inc.    proceeds (2) 05/97   $375,000           0    300,000         --         --

Environmental
-------------
Naiad Technologies,Series A
 Inc.              Preferred
                   shares       12/95     50,000      25,000    162,500     25,000    100,000
Naiad Technologies,Series B
 Inc.              Preferred
                   shares       11/96     62,602     125,204    203,457    125,204    125,204
Naiad Technologies,Series C
 Inc.              Preferred
                   shares       11/97     49,230     159,998    159,998         --         --
SunPower           Series A
 Corporation       Preferred
                   shares       09/90    210,000     210,000    682,500    210,000    682,500
SunPower           Series B
 Corporation       Redeemable
                   Preferred
                   shares       06/91    420,000     457,800  1,365,000    457,800  1,365,000
SunPower           Series B1
 Corporation       Preferred
                   shares       06/93    270,000     337,500    877,500    337,500    877,500
SunPower           Series C
 Corporation       Preferred
                   shares       06/93     32,468      50,001    105,521     50,001    105,521
SunPower           Series D
 Corporation       Preferred
                   shares       11/94     81,169     123,750    263,799    123,750    263,799
Thermatrix, Inc.   Common
                   shares       06/96  1,105,847   3,095,533  1,341,494  3,095,533  8,142,369
Velocity, Inc.     Subordinated
                   Notes (1)    08/97    $10,050           0          0         --         --

Information Technology
----------------------
WorldRes, Inc.     Series B
                   Preferred
                   shares       01/97     66,568     225,000    246,302         --         --
WorldRes, Inc.     Series X
                   warrant at
                   price TBD,
                   expiring               Aggregate
                   10/02        10/97     $8,438           8          0         --         --
WorldRes, Inc.     Series C
                   Preferred
                   shares       12/97     62,077     229,685    229,685         --         --
WorldRes, Inc.     Interest     10/97       $851         851        851         --         --

Medical/Biotechnology
---------------------
ADESSO Specialty   Series D
 Services          Preferred
 Organization, Inc.shares       12/97    119,047     999,995    999,995         --         --
Biex, Inc.         Series A
                   Preferred
                   shares       07/93    128,205      83,333    320,513     83,333    192,308
Biex, Inc.         Series B
                   Preferred
                   shares       10/94     63,907      63,907    159,768     63,907     95,861
Biex, Inc.         Series B
                   Preferred
                   share
                   warrant
                   at $1.00;
                   expiring
                   10/99        10/94     23,540           8     35,310          8     11,770
Biex, Inc.         Series C
                   Preferred
                   shares       06/95     83,334      83,334    208,335     83,334    125,001
Biex, Inc.         Series C
                   Preferred
                   shares       12/95     83,333      83,333    208,333     83,333    125,000
Biex, Inc.         Series C
                   Preferred
                   shares       04/96     83,333      83,333    208,333     83,333    125,000
Biex, Inc.         Series D
                   Preferred
                   shares       08/96    111,115     166,673    277,788    166,673    166,673
Biex, Inc.         Series D
                   Preferred
                   shares       03/97     44,446      66,669    111,115         --         --
Biex, Inc.         Series E
                   Preferred
                   shares       08/97     13,333      33,334     33,332         --         --
CV Therapeutics,   Common       03/94 &
 Inc.              shares       03/96     37,693     685,320    342,252    685,320    179,015
Endocare, Inc.     Common
                   shares       08/96        250         750        895        750        603
Endocare, Inc.     Common
                   share
                   warrant
                   at $3.00
                   expiring
                   08/01        08/96      3,750           0      1,631          0      1,508
Endocare, Inc.     Convertible
                   note (1)     08/96    $18,750          --         --     19,817     19,817
Endocare, Inc.     Common
                   shares       01/97      1,750       6,125      6,265         --         --
Endocare, Inc.     Common
                   shares       01/97      8,300      20,750     28,142         --         --
Endocardial        Common
 Solutions         shares       09/97      5,714      80,710     57,140         --         --
Inhale Therapeutic Common
 Systems, Inc.     shares       12/95      4,125      46,922    106,631     46,922     61,826
Inhale Therapeutic Common
 Systems, Inc.     shares       03/96      6,270     105,023    162,080    105,023     93,975
Inhale Therapeutic Common
 Systems, Inc.     shares       01/97     10,470     202,856    270,650         --         --
Inhale Therapeutic Common
 Systems, Inc.     shares       03/97      8,087     162,751    209,049         --         --
Intella            Common
 Interventional    shares
 Systems, Inc.                  02/93      8,715         436     13,944        436     13,944
Intella            Series A
 Interventional    Preferred
 Systems, Inc.     shares       02/93      4,358       2,179      6,973      2,179      6,973
Molecular          Common
 Geriatrics        shares
 Corporation                    09/93     23,585     125,000     47,170    125,000     47,170
Neurex Corporation Common
                   shares       09/96      3,379      70,959     45,448     70,959     53,304
Penederm, Inc.     Common
                   shares       02/97      2,784      48,024     27,422         --         --
Pharmos            Common       04/95 &
 Corporation       shares       11/95     60,331      45,248    121,266     45,248     85,791
Physiometrix,      Common
 Inc.              shares       04/96    270,791     490,025    490,792    490,025  1,069,624
RedCell, Inc.      Series B
                   Preferred
                   shares       12/94    132,979     125,000          0    125,000    125,000





RedCell, Inc.      Series C
                   Preferred
                   share
                   warrant at
                   an exercise
                   price to be           $13,495
                   determined;           aggregate
                   expiring              purchase
                   07/01        07/96    price             0          0          0          0
RedCell, Inc.      Convertible
                   note (1)     07/96    $89,966      95,170     95,170     93,369     93,369
SyStemix, Inc.     Common       1991-
                   shares       1992     115,173          --         --    771,504  1,761,801
SyStemix, Inc.     Common
                   shares       09/96        660          --         --     10,352     10,096
SyStemix, Inc.     Common
                   shares       10/96      6,665          --         --    106,779    101,955
Microelectronics
----------------
Euphonix, Inc.     Common
                   shares       02/96      3,300          --         --     37,125     13,375
KOR Electronics    Series C
                   Convertible
                   Preferred
                   shares       11/89    177,778           0          0          0          0
KOR Electronics    Series D
                   Preferred
                   shares       02/91  1,285,714           0          0          0          0
KOR Electronics    Common
                   shares       01/94    670,036           0          0          0          0
KOR Electronics    Series E
                   Preferred
                   shares       01/94  1,130,390   1,130,390    847,793  1,130,390    847,793
KOR Electronics    Series E
                   Preferred
                   share
                   warrant
                   at $1.00;
                   expiring
                   01/98        01/94     55,000           0          0          0          0

KOR Electronics    Common share
                   warrant at
                   $.35;
                   expiring
                   08/99        08/94    257,143           0          0          0          0
KOR Electronics    Series D
                   Preferred
                   shares       07/95    977,142           0          0          0          0

Pharmaceuticals
---------------
Shaman             Common
 Pharmaceuticals   shares
 Inc.                           01/93    409,167          --         --    751,401  2,434,544
Shaman             Common
 Pharmaceuticals   shares
 Inc.                           02/95    135,000          --         --  1,363,332  2,027,956

Retail/Consumer Products
------------------------
Yes! Entertainment Common
 Corporation       shares       06/95     66,666     199,998    110,399    199,998    335,647

Venture Capital Limited Partnership Investments
-----------------------------------------------
El Dorado          Ltd.
 Ventures III      Partnership
                   interests  various   $250,000     212,460    331,186    187,460    240,661
Medical Science    Ltd.
 Partners          Partnership
                   interests  various   $500,000     366,266    542,834    366,266    640,593
Newtek Ventures II Ltd.
                   Partnership
                   interests  various   $803,764     274,178    472,201    483,924    657,123
Onset Enterprises  Ltd.
 Associates        Partnership
                   interests  various   $455,000           0     89,614          0    491,182




Utah Ventures      Ltd.
                   Partnership
                   interests  various   $250,000      41,117     99,897     41,123    271,757
                                                  ---------- ---------- ---------- ----------

Total equity investments                         $12,492,981 14,234,001 18,522,217 35,527,098
                                                  ========== ========== ========== ==========

--  No investment held at end of period.
 0  Investment active with a carrying value or fair value of zero.
(1) Convertible and subordinated notes include accrued interest.
    Interest rates on such notes range from 8% to 16%.
(2) Sales proceeds represent funds escrowed upon partnership's sale of Quintar Corporation to
	Splash Technology Holdings, Inc.  Release of funds is contingent upon certain events and is
	not expected prior to August, 1998.

Marketable Equity Securities
----------------------------

At December 31, 1997, and 1996, marketable equity securities had aggregate costs of $3,157,615 and $5,552,176, respectively, and aggregate market values of $2,414,032 and $11,161,489, respectively. The net unrealized loss and gain at December 31, 1997 and 1996 included gross gains of $350,879 and $6,140,674, respectively.

Adesso Specialty Services Organization, Inc.
--------------------------------------------

In December 1997, the Partnership purchased 119,047 Series D Preferred shares for $999,995.

Biex, Inc.
----------

In March of 1997, the Partnership made an additional investment in the company by purchasing 44,446 Series D Preferred shares for $66,669.

In August of 1997, the Partnership purchased 13,333 Series E Preferred shares for $33,334. The pricing of this round, in which third parties participated, indicated a fair value increase of $621,211 for the Partnership's existing investment.

Multiport, Inc.
---------------

On December 31, 1997, Multiport, Inc., which was wholly owned by the Partnership, ceased operations, began the process of final liquidation and distributed $1,929,078 in cash to the Partnership. This resulted in a realized gain of $1,131,678.

Naiad Technologies, Inc.
------------------------

In November of 1997, the Partnership made an additional investment in the company by purchasing 49,230 Series C Preferred shares for $159,998. The pricing of this round, in which third parties participated, indicated an increase in fair value of $140,753 for the Partnership's existing investment.

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

The Partnership is entitled to receive warrants to purchase 25% of the number of shares issued upon conversion at an exercise price equal to the conversion price. At December 31, 1997, the Partnership recorded an increase in fair value of $196,895 for the above transactions.

Quintar Corporation
-------------------

In May of 1997, Splash Technology Holdings, Inc., acquired Quintar Corporation. The Partnership received total proceeds of $2,147,372 for its preferred share and warrant investments and realized a gain of $371,105. The Partnership expects to receive additional escrowed proceeds of approximately $300,000 in 1998.

RedCell, Inc.
-------------

During 1997, the company had a new round of financing in which the Partnership did not participate. The pricing of this round indicated a decrease in fair value of $125,000 for the Partnership's existing investment.

Reflection Technology, Inc.
---------------------------

In December 1997, the Partnership wrote off the fair value and cost basis of its investment and realized a loss of $3,146,347 based on the opinion of the Managing General Partner that the operating status of the company indicated a permanent decline in value.

Shaman Pharmaceuticals, Inc.
----------------------------

During the first half of 1997, the Partnership sold its entire investment in the company for total proceeds of $3,702,853 and realized a gain of $1,588,120.

Splash Technology Holdings, Inc.
--------------------------------

In November 1997, the Partnership purchased 5,000 common shares on the open market for $198,812. At December 31, 1997, the Partnership recorded a $92,562 decrease in fair value based on the publicly-traded market price of the shares.





SyStemix Inc.
-------------

In January of 1997, the Partnership sold its entire investment in the company for total proceeds of $2,356,657 and realized a gain of $1,468,022.

Thermatrix, Inc.
----------------

At December 31, 1997, the Partnership recorded a $6,800,875 decrease in the fair value of its investment in the company based on the publicly traded market price of the company's common shares.

Subsequent to year end, the fair value of the Partnership's investment increased by $1,151,147 as a result of an increase in the publicly traded market price at March 23, 1998.

UT Starcom, Inc.
----------------

In October 1997, the Partnership exercised its common shares warrant for $100,001 and received 145,456 common shares. The Partnership then sold its entire investment in the company for total proceeds of $3,625,891 and realized a gain of $3,150,890.

VOIS, Inc.
----------

In February of 1997, the Partnership made an additional investment in the company by purchasing 62,500 Series A Preferred shares for $62,500. Then in May of 1997, the Partnership purchased 120,000
Series B Preferred shares for $300,000.

In December 1997, the Partnership wrote off the fair value and cost basis of its investment and realized a loss of $612,500 based on the opinion of the Managing General Partner that the operating status of the company indicated a permanent decline in value.

Wire Networks, Inc.
-------------------

In July of 1997, the Partnership converted its $101,973 note receivable, including accrued interest of $5,325, into 35,295 Series C Preferred shares, at a total cost of $107,298. At December 31, 1997, the Partnership recorded an increase in fair value of $16,193.

WorldRes, Inc.
--------------

In January of 1997, the Partnership invested in the company by purchasing 66,568 Series B Preferred shares for $225,000.

In October 1997, the Partnership issued $42,188 in convertible notes receivable to the company and purchased Series X Preferred shares warrants with an aggregate exercise price of $8,438 for $8. In December 1997, the Partnership converted the October 1997 note into 11,402 Series C Preferred shares and purchased 50,675 additional Series C Preferred shares for $187,497. At December 31, 1997, the Partnership recorded an increase in fair value of $21,294 for the above transactions.

Venture Capital Limited Partnership Investments
-----------------------------------------------

The Partnership made an additional investment of $55,000 in venture capital limited partnerships during the year ended December 31, 1997. The Partnership recorded a fair value decrease of $580,832 as a result of stock distributions from venture capital limited partnership investments and a net decrease in fair value of the underlying investments.

During 1997, the Partnership received common stock distributions of Adept Technology, Inc., Inhale Therapeutics Systems, Inc., Penederm, Inc., and Endocardial Solutions with fair values of $227,464, $365,607, $48,024 and $80,710 respectively. The Partnership also received cash distributions from El Dorado Ventures III , Utah Ventures and Network Ventures II totaling $42,873 during 1997. Distributions totaling $524,939 were recorded as realized gains from venture capital limited partnership investments and distributions totaling $239,747 were recorded as returns of capital.

Other Equity Investments
------------------------

Other significant changes reflected above relate to market value fluctuations or the elimination of a discount relating to selling restrictions for publicly-traded portfolio companies. Portions of the Partnership's Endocare, Inc., Physiometrix, Inc., and Thermatrix, Inc. shares are restricted.

5.  Change in Net Unrealized Fair Value of Equity Investments
    ---------------------------------------------------------

In accordance with the accounting policy as stated in Note 1, the Statements of Operations include a line item entitled "Change in net unrealized fair value of equity investments." The table below discloses details of the changes:

	For the Years Ended December 31,
	----------------------------------
	1997	1996	1995
	---------	---------	---------
(Decrease) increase in
 fair value from cost of
 marketable equity
 securities	$   (743,583)	5,609,313	5,167,115

Increase in fair value
 from cost of non-
 marketable equity
 securities	2,484,603	11,395,568	12,611,543
	----------	----------	----------
Net unrealized fair
   value increase from
   cost at end of year	1,741,020	17,004,881	17,778,658

Net unrealized fair
   value increase
   from cost at
   beginning of year	17,004,881	17,778,658	13,712,663
	----------	----------	----------
Change in net unrealized
 fair value of equity
 investments	$(15,263,861)	(773,777)	4,065,995
	==========	==========	==========


6.  Secured Notes Receivable, Net
    -----------------------------

Activity from January 1 through December 31 consisted of:

	1997	1996
	--------	--------
Balance, beginning of year	$ 29,137	67,826

Secured notes receivable issued	150,500	640,000

Conversion of secured notes to
 equity investments	--	(640,000)

Repayments of secured notes
 receivable	(164,463)	(35,186)

Decrease in accrued interest	(10,673)	(3,503)
	-------	-------

Balance, end of year	$  4,501	29,137
	=======	=======

The interest rate on secured notes receivable at December 31, 1997, was 12.5%.

7.  Cash and Cash Equivalents
    -------------------------

Cash and cash equivalents at December 31, 1997 and 1996, consisted of:


                                            1997           1996
                                            ----           ----


Demand accounts                         $5,543,116          1,713
Money-market and brokerage accounts      3,277,961      1,400,955
                                         ---------      ---------
  Total                                 $8,821,077      1,402,668
                                         =========      =========


8.  Short-Term Borrowings
    ---------------------

In 1996, the Partnership had borrowing accounts with two financial institutions. At December 31, 1997, these credit facilities were unused. In 1996, the combined weighted-average interest rates for the two accounts was 7.12%. Interest expense of $341 and $90,768 was recorded in 1997 and 1996, respectively.

9.   Promissory notes
     ----------------

In February 1997, the Partnership repaid a promissory note issued in 1995 totaling $1,363,332 to an unaffiliated third party. Interest expense of $14,626 and $123,245 was recorded in 1997 and 1996, respectively.

10.   Distributions Payable to Limited Partners
     -----------------------------------------

In October 1997, the Managing General Partners declared distributions ($9 per unit) for Unit holders as of September 30, 1997, based upon Partnership performance during 1997. Distributions of $455,429 were paid prior to December 31, 1997 and the balance of $3,544,571 was paid in February 1998. Unnegotiated distribution checks, if any after a reasonable amount of time, are recorded as other liabilities.

11.  Commitments and Contingencies
     -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At December 31, 1997, unfunded investment commitments to venture capital limited partnerships totaled $101,150.

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

In September 1995, the Partnership jointly guaranteed with two affiliated partnerships a $2,000,000 line of credit between a financial institution and a portfolio company in the computer systems and software industry of which the Partnership's share was $500,000. In October 1996, the $2,000,000 guarantee mentioned above was reduced to $1,000,000 as Multiport, Inc., which was wholly owned by the Partnership, and an affiliated partnership assumed $1,000,000 of the financial institution's line of credit. The Partnership remained a joint guarantor of the remaining $1,000,000. In November 1997, the portfolio company failed to repay the line of credit and an affiliated partnership repaid the entire obligation at no cost to the Partnership.

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

                         TECHNOLOGY FUNDING VENTURE PARTNERS IV,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner





Date:  March 25, 1998    By:       /s/Michael Brenner
                              ----------------------------------
                                Michael Brenner
 	Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature           Capacity                 Date
          ---------           --------                 ----

   /s/Charles R. Kokesh       President, Chief         March 25, 1998
------------------------      Executive Officer,
Charles R. Kokesh             Chief Financial Officer,
                              and Chairman of
                              Technology Funding Inc.
                              and Managing General
                              Partner of Technology
                              Funding Ltd.

   /s/Gregory T. George       Group Vice President     March 25, 1998
--------------------------    of Technology Funding
Gregory T. George             Inc. and a General
                              Partner of Technology
                              Funding Ltd.

The above represents the Board of Directors of Technology Funding Inc. and the General Partners of Technology Funding Ltd.