Form 10-Q
period 1998-03-31
TECHNOLOGY FUNDING VENTURE PARTNERS IV
filed 1998-05-15
CIK 826595

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1998

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------


                                        (unaudited)
                                          March 31,         December 31,
                                            1998               1997
                                        ------------        -----------
ASSETS

Investments:
 Equity investments (cost basis
  of $12,508,837 and $12,492,981 for
  1998 and 1997, respectively)          $15,230,348         14,234,001
 Notes receivable                            16,598              4,501
                                         ----------         ----------
     Total investments                   15,246,946         14,238,502

Cash and cash equivalents                 4,516,960          8,821,077
Other assets                                  6,172             10,100
                                         ----------         ----------

     Total assets                       $19,770,078         23,069,679
                                         ==========         ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses   $    35,756             47,799
Due to related parties                       31,689            119,285
Distributions payable                            --          3,544,571
Other liabilities                            12,747              3,736
                                         ----------         ----------

     Total liabilities                       80,192          3,715,391

Commitments, contingencies and
 subsequent event (Notes 2, 3 and 7)

Partners' capital:
 Limited Partners
  (Units outstanding of 400,000
  for both 1998 and 1997)                15,772,166         16,288,081
 Managing General Partners                1,196,209          1,325,187
 Net unrealized fair value increase
  from cost of equity investments         2,721,511          1,741,020
                                         ----------         ----------

     Total partners' capital             19,689,886         19,354,288
                                         ----------         ----------

     Total liabilities and
      partners' capital                 $19,770,078         23,069,679
                                         ==========         ==========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                   For the Three Months Ended March 31,
                                   ------------------------------------
                                            1998           1997
                                          --------       --------
Income:
 Notes receivable interest             $       --          8,741
 Short-term investment interest            30,753         15,981
                                        ---------      ---------
  Total income                             30,753         24,722

Costs and expenses:
 Management fees                           57,674         92,563
 Individual General Partners'
  compensation                              9,615          9,658
 Operating expenses                       426,186        276,273
                                        ---------      ---------

  Total costs and expenses                493,475        378,494
                                        ---------      ---------

Net operating loss                       (462,722)      (353,772)

 Net realized (loss) gain from
  sales of equity investments            (182,171)     1,644,262
 Net realized gain from venture
  capital limited partnership
   investments                                 --        413,631
 Realized losses from
  investment write-downs                       --         (2,500)
                                        ---------      ---------
Net realized (loss) income               (644,893)     1,701,621

Change in net unrealized
  fair value of equity
  investments                             980,491     (5,761,710)
                                        ---------      ---------

Net income (loss)                      $  335,598     (4,060,089)
                                        =========      =========

Net realized (loss)
  income per Unit                      $       (1)             4
                                        =========      =========

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                       For the Three Months Ended March 31,
                                       -----------------------------------
                                             1998                1997
                                          ----------         ----------
Cash flows from operating activities:
 Interest received                      $   32,130              21,608
 Interest paid                                  --             (42,976)
 Cash paid to vendors                     (106,780)            (52,355)
 Cash paid to related parties             (473,395)           (367,401)
                                         ---------           ---------

  Net cash used by operating activities   (548,045)           (441,124)
                                         ---------           ---------

Cash flows from investing activities:
 Notes receivable issued                   (16,598)           (150,500)
 Purchase of equity investments           (289,999)           (888,118)
 Repayments of equity investments
  and notes receivable                          --               6,635
 Proceeds from sales of equity
  investments                               95,096           3,416,447
                                         ---------           ---------

  Net cash (used) provided by
   investing activities                   (211,501)          2,384,464
                                         ---------           ---------

Cash flows from financing activities:
  Distribution to partners              (3,544,571)                 --
  Repayments of promissory notes                --          (1,363,332)
                                         ---------           ---------

  Net cash used by financing
   activities                           (3,544,571)         (1,363,332)
                                         ---------           ---------

Net (decrease) increase in cash
  and cash equivalents                  (4,304,117)            580,008

Cash and cash equivalents at
  beginning of year                      8,821,077           1,402,668
                                         ---------           ---------
Cash and cash equivalents               $4,516,960           1,982,676
  at March 31                            =========           =========

See accompanying notes to financial statements.

-----------------------------------------------

                                       For the Three Months Ended March 31,
                                       ------------------------------------
                                            1998                 1997
                                        -----------          -----------
Reconciliation of net income (loss) to
 net cash used by operating activities:

Net income (loss)                       $  335,598          (4,060,089)

Adjustments to reconcile net income
 (loss) to net cash used by operating
 activities:
  Realized losses from investment
   write-downs                                  --               2,500
  Net realized loss (gain) from sales
   of equity investments                   182,171          (1,644,262)
  Net realized gain from venture
   capital limited partnership
   investments                                  --            (413,631)
  Change in net unrealized fair value
   of equity investments                  (980,491)          5,761,710

Changes in:
 Due to/from related parties               (87,596)            (47,386)
 Other changes, net                          2,273             (39,966)
                                         ---------           ---------
Net cash used by operating activities   $ (548,045)           (441,124)
                                         =========           =========


See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partners, the Balance Sheets as of March 31, 1998, and December 31, 1997, and the related Statements of Operations and Statements of Cash Flows for the three months ended March 31, 1998 and 1997, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for such period. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1997. The following notes to financial statements for activity through March 31, 1998, supplement those included in the Annual Report on Form 10-K. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.

2.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the three months ended March 31, 1998 and 1997, were as follows:

                                                 1998          1997
                                               --------      --------
   Management fees                            $ 57,674        92,563
   Individual General Partners' compensation     9,615         9,658
   Reimbursable operating expenses             318,510       217,794


Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual periodically. There were $19,693 and $78,672 due to related parties at March 31, 1998 and December 31, 1997 respectively, related to such expenses.

Amounts payable for management fees were $11,996 and $40,613 at March 31, 1998, and December 31, 1997, respectively. Pursuant to the Partnership Agreement, quarterly management fees are equal to one quarter of one percent of the fair value of Partnership assets.

3.     Equity Investments
       ------------------

A full listing of the Partnership's equity investments at December 31, 1997, is in the 1997 Annual
Report.  Activity from January 1 through March 31, 1998, consisted of:

                                                              January 1 through March 31, 1998
                                                              --------------------------------
                                                            Principal
                                          Investment        Amount or      Cost           Fair
Industry/Company         Position            Date             Shares       Basis          Value
----------------         --------         ----------        ---------     -------        -------
Balance at January 1, 1998                                              $12,492,981     14,234,001
                                                                         ----------     ----------

Significant changes:

Communications
--------------
NetChannel,             Series B
 Inc.                   Preferred            10/96-
                        shares               05/97          1,417,292      (158,284)      (355,185)

Environmental
-------------
Thermatrix, Inc.        Common shares        06/96          1,105,847             0      1,208,212

Medical/Biotechnology
---------------------
Neurex                  Common
 Corporation            shares               09/96              3,379       (70,959)       (45,448)
Periodontix,            Series C
 Inc.                   Preferred shares     02/98            106,122       259,999        259,999
Pharmos Corporation     Common shares        04/95             60,331             0         66,906
Physiometrix,           Common
 Inc.                   shares               04/96            270,791             0       (191,006)
                                                                         ----------     ----------

Total significant changes during the three
months ended March 31, 1998                                                  30,756        943,478

Other changes, net                                                          (14,900)        52,869
                                                                         ----------     ----------
Total equity investments at March 31, 1998                              $12,508,837     15,230,348
                                                                         ==========     ==========



Marketable Equity Securities
----------------------------

At March 31, 1998, and December 31, 1997, marketable equity securities had aggregate costs of $3,868,695 and $3,157,615, respectively, and aggregate market values of $3,248,447 and $2,414,032, respectively. The net unrealized losses at March 31, 1998, and December 31, 1997, included gross gains of $427,618 and $350,879, respectively.

NetChannel, Inc.
----------------

In May 1998, the company was acquired by America Online, Inc. The Partnership realized a loss of $158,284 based on expected sales proceeds of $429,891 from the sale of this investment.

Neurex, Inc.
------------

In February 1998, the Partnership sold 3,379 common shares for total proceeds of $61,884 and realized a loss of $9,075.

Periodontix, Inc.
-----------------

In February 1998, the Partnership purchased 106,122 Series C Preferred shares for $259,999.

Other Equity Investments
------------------------

Other significant changes reflected above relate to market value fluctuations or the elimination of a discount relating to selling restrictions for publicly traded portfolio companies. Portions of the Partnership's Physiometrix, Inc. and Thermatrix, Inc. shares are restricted.

4.     Notes Receivable
       ----------------

Activity from January 1, 1998, through March 31, 1998, consisted of:

Balance at January 1, 1998                                  $  4,501

1998 activity:
  Notes receivable issued                                     16,598
  Change in interest receivable                               (4,501)
                                                              ------

 Total notes receivable
 at March 31, 1998                                           $16,598
                                                              ======


There was no allowance for loan losses at March 31, 1998 and December 31, 1997.

The Partnership had accrued interest of $4,501 at December 31, 1997. There was no accrued interest at March 31, 1998.

5.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at March 31, 1998 and December 31, 1997 consisted of:


                                                 1998             1997
                                                ------           ------

Demand accounts                             $    9,687         5,543,116
Money-Market accounts                        4,507,273         3,277,961
                                             ---------         ---------

     Total                                  $4,516,960         8,821,077
                                             =========         =========


6.     Distributions
       -------------

In October 1997, the Managing General Partners declared distributions ($9 per unit) for Unit holders as of September 30, 1997. Distributions of $455,429 were paid prior to December 31, 1997 and the balance of $3,544,571 was paid in February 1998. Unnegotiated distribution checks, if any after a reasonable amount of time, are recorded as other liabilities.

7.     Commitments and Contingencies
       -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At March 31, 1998, the Partnership had unfunded commitments for venture capital limited partnership investments of $71,150.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

During the three months ended March 31, 1998, net cash used by operating activities totaled $548,045. The Partnership paid management fees of $86,291 to the Managing General Partners and reimbursed related parties for operating expenses of $377,489 in 1998. In addition, $9,615 was paid to the Individual General Partners as compensation for their services. Other operating expenses of $106,780 were paid and interest income of $32,130 was received.

During the three months ended March 31, 1998, the Partnership funded equity investments of $289,999 mostly to portfolio companies in the medical/biotechnology industry and issued $16,598 in notes receivable to a portfolio company in the communications industry. Proceeds from the sales of equity investments were $95,096. Distributions to partners declared in 1997, of $3,544,571, were paid in February, 1998. At March 31, 1998, the Partnership was committed to fund $71,150 in additional investments.

Cash and cash equivalents at March 31, 1998, were $4,516,960. Future proceeds from investment sales and interest income on short-term investments are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net income was $335,598 for the quarter ended March 31, 1998, compared to a net loss of $4,060,089 during the same period in 1997. The change was primarily due to an increase of $6,742,201 in the change in net unrealized fair value of equity investments. This change was partially offset by a $1,826,433 decrease in realized gains from sales of equity investments.

During the quarter ended March 31, 1998, the increase in equity investment fair value of $980,491 was primarily attributable to increases in portfolio companies in the environmental industry, partially offset by decreases in the communications industry. During the same period in 1997, the decrease in fair value of equity investments of $5,761,710 was primarily attributable to portfolio companies in the environmental, computer systems and software and medical/biotechnology industries.

Net realized loss from sales of equity investments was $182,171 for the quarter ended March 31, 1998, as compared to a net realized gain of $1,644,262 for the quarter ended March 31, 1997. The loss in 1998 primarily related to the sale of NetChannel, Inc.

Total operating expenses were $426,186 and $276,273 for the quarter ended March 31, 1998 and 1997, respectively. The increase is attributable to increased investment monitoring activities, administrative costs and development costs associated with enabling investors to access on-line account information.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended March 31, 1998.

(b) Financial Data Schedule for the three months ended and as of March 31, 1998 (Exhibit 27).

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

                         TECHNOLOGY FUNDING VENTURE PARTNERS IV,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  May 14, 1998      By:      /s/Michael R. Brenner
                            -------------------------------------------
                                     Michael R. Brenner
                                     Controller