Form 10-Q
period 1998-06-30
TECHNOLOGY FUNDING VENTURE PARTNERS IV
filed 1998-08-14
CIK 826595

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 1998

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


                                        (unaudited)
                                           June 30,         December 31,
                                            1998               1997
                                        ------------        -----------
ASSETS

Investments:
 Equity investments (cost basis
  of $12,860,300 and $12,492,981 for
  1998 and 1997, respectively)          $17,353,073         14,234,001
 Notes receivable                                --              4,501
                                         ----------         ----------
     Total investments                   17,353,073         14,238,502

Cash and cash equivalents                 3,927,096          8,821,077
Due from related parties                     17,025                 --
Other assets                                  8,091             10,100
                                         ----------         ----------

     Total assets                       $21,305,285         23,069,679
                                         ==========         ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses   $    22,405             47,799
Due to related parties                           --            119,285
Distributions payable                            --          3,544,571
Other liabilities                            16,763              3,736
                                         ----------         ----------

     Total liabilities                       39,168          3,715,391

Commitments and contingencies
 (Notes 2 and 7)

Partners' capital:
 Limited Partners
  (Units outstanding of 400,000
  for both 1998 and 1997)                15,616,142         16,288,081
 Managing General Partners                1,157,202          1,325,187
 Net unrealized fair value increase
  from cost of equity investments         4,492,773          1,741,020
                                         ----------         ----------

     Total partners' capital             21,266,117         19,354,288
                                         ----------         ----------

     Total liabilities and
      partners' capital                 $21,305,285         23,069,679
                                         ==========         ==========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                               For the Three                 For the Six
                                               Months Ended                  Months Ended
                                                 June 30,                      June 30,
                                        -------------------------       ----------------------
                                            1998          1997            1998          1997
                                            ----          ----            ----          ----
Income:
 Secured notes receivable interest     $       --          6,604              --       15,345
 Short-term investment interest            29,841         29,928          60,594       45,909
                                        ---------      ---------       ---------   ----------
  Total income                             29,841         36,532          60,594       61,254


Costs and expenses:
 Management fees                           49,425         78,801         107,099      171,364
 Individual General Partners'
  compensation                             10,301         15,243          19,916       24,901
 Operating expenses                       242,206        257,817         668,392      536,590
                                        ---------      ---------       ---------   ----------

  Total costs and expenses                301,932        351,861         795,407      732,855
                                        ---------      ---------       ---------   ----------

Net operating loss                       (272,091)      (315,329)       (734,813)    (671,601)

 Net realized gain (loss) from
  sales of equity investments              73,410      1,804,280        (108,761)   3,448,542
 Net realized gain from venture
  capital limited partnership
  investments                                  --             --              --      413,631
 Recoveries from investments
  previously written off                    3,650             --           3,650           --
                                        ---------      ---------       ---------   ----------
Net realized (loss) income               (195,031)     1,488,951        (839,924)   3,190,572

Change in net unrealized
  fair value of equity investments      1,771,262     (7,136,453)      2,751,753  (12,898,163)
                                        ---------      ---------       ---------   ----------

Net income (loss)                      $1,576,231     (5,647,502)      1,911,829   (9,707,591)
                                        =========      =========       =========   ==========

Net realized income (loss) per unit    $       --              3              (2)           7
                                        =========      =========       =========   ==========

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                        For the Six Months Ended June 30,
                                        ---------------------------------
                                             1998                1997
                                          ----------         ----------
Cash flows from operating activities:
 Interest received                      $   60,902              57,263
 Interest paid                                  --             (42,976)
 Cash paid to vendors                     (113,938)           (174,129)
 Cash paid to related parties             (828,137)           (627,263)
                                         ---------           ---------

  Net cash used by operating activities   (881,173)           (787,105)
                                         ---------           ---------

Cash flows from investing activities:
 Notes receivable issued                   (16,598)           (150,500)
 Purchase of equity investments           (979,997)         (1,389,501)
 Repayments of equity investments
  and notes receivable                     204,848              10,157
 Proceeds from sales of equity
  investments                              319,860           8,267,100
 Recoveries from investments
  previously written off                     3,650                  --
                                         ---------           ---------

  Net cash (used) provided by
   investing activities                   (468,237)          6,737,256
                                         ---------           ---------

Cash flows from financing activities:
  Distribution to partners              (3,544,571)                 --
  Repayments of promissory notes                --          (1,363,332)
                                         ---------           ---------

  Net cash used by financing
   activities                           (3,544,571)         (1,363,332)
                                         ---------           ---------

Net (decrease) increase in cash
  and cash equivalents                  (4,893,981)          4,586,819

Cash and cash equivalents at
  beginning of year                      8,821,077           1,402,668
                                         ---------           ---------
Cash and cash equivalents               $3,927,096           5,989,487
  at June 30                             =========           =========

See accompanying notes to financial statements.

-----------------------------------------------

                                       For the Six Months Ended June 30,
                                       ---------------------------------
                                            1998                1997
                                        -----------         -----------
Reconciliation of net income (loss) to
 net cash used by operating activities:

Net income (loss)                       $1,911,829          (9,707,591)

Adjustments to reconcile net income
 (loss) to net cash used by operating
 activities:
  Net realized loss (gain) from sales
   of equity investments                   108,761          (3,448,542)
  Net realized gain from venture
   capital limited partnership
   investments                                  --            (413,631)
  Recoveries from investments
   previously written off                   (3,650)                 --
  Change in net unrealized fair value
   of equity investments                (2,751,753)         12,898,163

Changes in:
 Due to/from related parties              (136,310)            (57,590)
 Other changes, net                        (10,050)            (57,914)
                                         ---------           ---------
Net cash used by operating activities   $ (881,173)           (787,105)
                                         =========           =========


See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partners, the accompanying interim financial statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1997. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.

2.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the six months ended June 30, 1998 and 1997, were as follows:

                                                 1998          1997
                                               --------      --------
   Management fees                            $107,099       171,364
   Individual General Partners' compensation    19,916        24,901
   Reimbursable operating expenses             564,812       373,408


Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual periodically. There were $30,750 due from related parties at June 30, 1998 and $78,672 due to related parties at December 31, 1997, for such expenses.

Amounts payable for management fees were $13,725 and $40,613 at June 30, 1998, and December 31, 1997, respectively. Pursuant to the Partnership Agreement, quarterly management fees are equal to one quarter of one percent of the fair value of Partnership assets.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. At June 30, 1998, the Partnership had an indirect interest in Endocare, Inc. and Physiometrix, Inc. non-transferable options at an exercise price higher than the current market value.

3.     Equity Investments
       ------------------

A full listing of the Partnership's equity investments at December 31, 1997 is in the 1997 Annual
Report.  Activity from January 1 through June 30, 1998 consisted of:

                                                                                 January 1
                                                                          through June 30, 1998
                                                                        --------------------------
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

Significant changes:

Communications
--------------
NetChannel,             Series B
 Inc.                   Preferred            10/96-
                        shares               05/97          1,100,757      (384,398)      (581,293)
NetChannel,             Convertible
 Inc.                   notes               various          $180,172      (185,309)      (185,309)
NetChannel,             Escrowed sales
 Inc.                   proceeds             06/98            $74,761        74,761         74,761
Women.com               Series D
 Networks               Preferred
                        shares               06/98             91,185       299,999        299,999

Environmental
-------------
Thermatrix, Inc.        Common shares        06/96          1,105,847             0      2,822,072

Medical/Biotechnology
---------------------
Endocare,               Common
 Inc.                   shares               04/98             35,714       124,999        107,356

Neurex                  Common
 Corporation            shares               09/96              3,379       (70,959)       (45,448)
Periodontix,            Series C
 Inc.                   Preferred shares     02/98            106,122       259,999        259,999
Urogen                  Convertible
 Corporation            note (1)             06/98           $250,000       250,000        250,000

Venture Capital Limited Partnership Investments
-----------------------------------------------
Various                 Limited
                        Partnership
                        Interests           various        $2,303,764        (2,683)       242,161
                                                                         ----------     ----------


Total significant changes during the six
months ended June 30, 1998                                                  366,409      3,244,298

Other changes, net                                                              910       (125,226)
                                                                         ----------     ----------
Total equity investments at June 30, 1998                               $12,860,300     17,353,073
                                                                         ==========     ==========


(1)  Convertible notes include accrued interest.  The interest rate on notes issued in 1998 was 8%.





Marketable Equity Securities
----------------------------

At June 30, 1998, and December 31, 1997, marketable equity securities had aggregate costs of $4,945,481 and $3,157,615, respectively, and aggregate market values of $5,532,384 and $2,414,032, respectively. The net unrealized gain at June 30, 1998 and the net unrealized loss at December 31, 1997 included gross gains of $1,394,865 and $350,879, respectively.

Endocare, Inc.
--------------

In April 1998, the Partnership purchased 35,714 common shares for $124,999 in a private placement. At June 30, 1998, the Partnership recorded a $23,591 decrease in the fair value of its investment based on the publicly-traded market price of the company's common shares.

NetChannel, Inc.
----------------

In June 1998, America Online, Inc., completed its acquisition of the company. Based on the expected sales proceeds, the Partnership recorded a realized loss of $158,284 at March 31, 1998. This loss was later adjusted to $89,873 on the completion of the sale transaction. In June 1998, proceeds of $219,762 and $204,848 were received from the sale of the Partnership's preferred shares and repayment of convertible and other notes receivable. An amount of $74,761 in future sale proceeds will remain in escrow through December 1999 pending final resolution of the sale.

Neurex, Inc.
------------

In February 1998, the Partnership sold 3,379 common shares for total proceeds of $61,884 and realized a loss of $9,075.

Periodontix, Inc.
-----------------

In February 1998, the Partnership purchased 106,122 Series C Preferred shares for $259,999.

Urogen Corporation
------------------

In June 1998, the Partnership issued $250,000 in convertible notes receivable to the company and received a warrant to purchase 125,000 common shares at $0.74 per share prior to June, 2005.

Women.com Networks (formerly Wire Networks, Inc.)
-----------------------------------------------

In February 1998, the company changed its name from Wire Networks, Inc. to Women.com Networks. In June 1998, the Partnership made an additional investment in the company by purchasing 91,185 Series D Preferred shares for $299,999. The pricing of this round, in which third parties participated, indicated a $12,210 increase in the fair value of the Partnership's existing investment.

Venture Capital Limited Partnerships
------------------------------------

The Partnership made additional investments totaling $45,000 in venture capital limited partnerships during the six months ended June 30, 1998. The Partnership also received stock distributions of Hybridon, Inc. and Neurex Corporation with fair values of $42,161 and $5,522, respectively, which were recorded as returns of capital.

The Partnership recorded a $242,161 increase in fair value as a result of a net increase in the fair value of the underlying investments.

Other Equity Investments
------------------------

Other significant changes reflected above relate to market value fluctuations or the elimination of a discount relating to selling restrictions for publicly traded portfolio companies. Portions of the Partnership's Physiometrix, Inc. and Thermatrix, Inc. shares are restricted.

4.     Notes Receivable
       ----------------

Activity from January 1, 1998, through June 30, 1998, consisted of:

Balance at January 1, 1998                                  $  4,501

1998 activity:
  Notes receivable issued                                     16,598
  Repayment of notes receivable                              (16,598)
  Change in interest receivable                               (4,501)
                                                              ------
 Total notes receivable
 at June 30, 1998                                            $    --
                                                              ======



5.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at June 30, 1998 and December 31, 1997 consisted of:

                                                 1998             1997
                                                ------           ------

Demand accounts                             $   35,063         5,543,116
Money-Market accounts                        3,892,033         3,277,961
                                             ---------         ---------
     Total                                  $3,927,096         8,821,077
                                             =========         =========

At June 30, 1998, the majority of the money market funds were on deposit at a single financial institution.


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

7.     Commitments and Contingencies
       -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At June 30, 1998, the Partnership had unfunded commitments for venture capital limited partnership investments of $56,150.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

During the six months ended June 30, 1998, net cash used by operating activities totaled $881,173. The Partnership paid management fees of $133,987 to the Managing General Partners and reimbursed related parties for operating expenses of $674,234 in 1998. In addition, $19,916 was paid to the Individual General Partners as compensation for their services. Other operating expenses of $113,938 were paid and interest income of $60,902 was received.

During the six months ended June 30, 1998, the Partnership funded equity investments of $979,997 mostly to portfolio companies in the medical/ biotechnology and communications industries. Proceeds from the sales of equity investments were $319,860. Distributions to partners declared in 1997, of $3,544,571, were paid in February, 1998. At June 30, 1998, the
Partnership was committed to fund $56,150 in additional investments.

Cash and cash equivalents at June 30, 1998, were $3,927,096. Future proceeds from investment sales and interest income on short-term investments are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net income was $1,576,231 for the quarter ended June 30, 1998, compared to a net loss of $5,647,502 during the same period in 1997. The change was primarily due to an increase of $8,907,715 in the change in net unrealized fair value of equity investments, partially offset by a $1,730,870 decrease in realized gains from sales of equity investments.

During the quarter ended June 30, 1998, the increase in equity investment fair value of $1,771,262 was primarily attributable to an increase in a portfolio company in the environmental industry. During the same period in 1997, the decrease in fair value of equity investments of $7,136,453 was primarily attributable to portfolio companies in the environmental, computer systems and software and pharmaceuticals industries.

Net realized gain from sales of equity investments was $73,410 for the quarter ended June 30, 1998, as compared to a net realized gain of $1,804,280 for the quarter ended June 30, 1997. The net gains in 1998 and 1997 primarily related to the sales of NetChannel, Inc. and Shaman Pharmaceuticals, Inc., respectively.

Total operating expenses were $242,206 and $257,817 for the quarters ended June 30, 1998 and 1997, respectively.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

Current six months compared to corresponding six months in the preceding
------------------------------------------------------------------------
year
----

Net income was $1,911,829 for the six months ended June 30, 1998, compared to a net loss of $9,707,591 during the same period in 1997. The change was primarily due to an increase of $15,649,916 in the change in net unrealized fair value of equity investments, partially offset by a $3,557,303 decrease in realized gains from the sales of equity investments.

During the six months ended June 30, 1998, the increase in equity investment fair value of $2,751,753 was mainly attributable to a portfolio company in the environmental industry. During the same period in 1997, the decrease of $12,898,163 was primarily attributable to portfolio companies in the environmental, computer systems and software, and pharmaceuticals industries, partially offset by increases in portfolio companies in the communications industries.

During the six months ended June 30, 1998, net realized loss on sales of equity investments was $108,761 primarily related to the sale of NetChannel, Inc. A net realized gain due from sales of equity investments of $3,448,542 during the same period in 1997 was primarily due to the common stock sales of SyStemix, Inc., and Shaman Pharmaceuticals, Inc.

Total operating expenses were $668,392 and $536,590 for the six months ended June 30, 1998 and 1997, respectively. The increase is attributable to increased investment monitoring activities, administrative costs and development costs associated with enabling investors to access on-line account information.

II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

a) No reports on Form 8-K were filed by the Partnership during the quarter ended June 30, 1998.

b) Financial Data Schedule for the six months ended and as of June 30, 1998 (Exhibit 27).

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

                         TECHNOLOGY FUNDING VENTURE PARTNERS IV,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  August 14, 1998   By:      /s/Michael R. Brenner
                            -------------------------------------------
                                     Michael R. Brenner
                                     Controller