Form 10-Q
period 1998-09-30
TECHNOLOGY FUNDING VENTURE PARTNERS IV
filed 1998-11-13
CIK 826595

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1998

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


                                        (unaudited)
                                        September 30,       December 31,
                                            1998               1997
                                        ------------        -----------
ASSETS

Investments:
 Equity investments (cost basis
  of $12,859,924 and $12,492,981 for
  1998 and 1997, respectively)          $15,131,301         14,234,001
 Notes receivable                                --              4,501
                                         ----------         ----------
     Total investments                   15,131,301         14,238,502

Cash and cash equivalents                 3,121,432          8,821,077
Due from related parties                        875                 --
Other assets                                  5,019             10,100
                                         ----------         ----------

     Total assets                       $18,258,627         23,069,679
                                         ==========         ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses   $    37,050             47,799
Due to related parties                           --            119,285
Distributions payable                     1,386,755          3,544,571
Other liabilities                            17,162              3,736
                                         ----------         ----------

     Total liabilities                    1,440,967          3,715,391

Commitments, contingencies and
 subsequent event
 (Notes 2, 3, 5 and 6)

Partners' capital:
 Limited Partners
  (Units outstanding of 400,000
  for both 1998 and 1997)                14,047,738         16,288,081
 Managing General Partners                  498,545          1,325,187
 Net unrealized fair value increase
  from cost of equity investments         2,271,377          1,741,020
                                         ----------         ----------

     Total partners' capital             16,817,660         19,354,288
                                         ----------         ----------

     Total liabilities and
      partners' capital                 $18,258,627         23,069,679
                                         ==========         ==========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                               For the Three                 For the Nine
                                               Months Ended                  Months Ended
                                               September 30,                 September 30,
                                        -------------------------       ----------------------
                                            1998          1997            1998          1997
                                            ----          ----            ----          ----
Income:
 Notes receivable interest             $    4,954          2,340           4,954       17,685
 Short-term investment interest            25,794         39,439          86,388       85,348
                                        ---------      ---------       ---------   ----------
  Total income                             30,748         41,779          91,342      103,033


Costs and expenses:
 Management fees                           57,293         64,617         164,392      235,981
 Individual General Partners'
  compensation                             14,031         10,500          33,947       35,401
 Operating expenses                       473,648        312,249       1,142,040      848,839
                                        ---------      ---------       ---------   ----------

  Total costs and expenses                544,972        387,366       1,340,379    1,120,221
                                        ---------      ---------       ---------   ----------

Net operating loss                       (514,224)      (345,587)     (1,249,037)  (1,017,188)

 Net realized gain (loss) from
  sales of equity investments             287,163        (31,129)        178,402    3,417,413
 Net realized gain from venture
  capital limited partnership
  investments                                  --        100,419              --      514,050
 Recoveries from investments
  previously written off                       --             --           3,650           --


 Realized losses from
  investment write-downs                       --     (3,146,346)             --   (3,146,346)
                                        ---------      ---------       ---------   ----------
Net realized loss                        (227,061)    (3,422,643)     (1,066,985)    (232,071)

Change in net unrealized
  fair value of equity investments     (2,221,396)     1,970,382         530,357  (10,927,781)
                                        ---------      ---------       ---------   ----------

Net loss                              $(2,448,457)    (1,452,261)       (536,628) (11,159,852)
                                        =========      =========       =========   ==========

Net realized loss per unit             $       --             (7)             (2)          --
                                        =========      =========       =========   ==========

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                                For the Nine Months
                                                Ended September 30,
                                          -----------------------------
                                             1998                1997
                                          ----------         ----------
Cash flows from operating activities:
 Interest received                      $   86,504              96,780
 Interest paid                                  --             (42,976)
 Cash paid to vendors                     (162,608)           (261,346)
 Cash paid to related parties           (1,290,173)           (954,079)
                                         ---------           ---------

  Net cash used by operating activities (1,366,277)         (1,161,621)
                                         ---------           ---------

Cash flows from investing activities:
 Notes receivable issued                   (16,598)           (150,500)
 Purchase of equity investments           (979,997)         (1,619,510)
 Repayments of equity investments
  and notes receivable                     204,848              11,678
 Proceeds from sales of equity
  investments                              612,545           8,273,094
 Recoveries from investments
  previously written off                     3,650                  --
 Distributions from venture capital
  limited partnerships                          --              19,709
                                         ---------           ---------

  Net cash (used) provided by
   investing activities                   (175,552)          6,534,471
                                         ---------           ---------

Cash flows from financing activities:
  Distribution to partners              (4,157,816)                 --
  Repayments of promissory notes                --          (1,363,332)
                                         ---------           ---------

  Net cash used by financing
   activities                           (4,157,816)         (1,363,332)
                                         ---------           ---------

Net (decrease) increase in cash
  and cash equivalents                  (5,699,645)          4,009,518

Cash and cash equivalents at
  beginning of year                      8,821,077           1,402,668
                                         ---------           ---------
Cash and cash equivalents               $3,121,432           5,412,186
  at September 30                        =========           =========

See accompanying notes to financial statements.

-----------------------------------------------

                                              For the Nine Months
                                              Ended September 30,
                                        -------------------------------
                                            1998                1997
                                        -----------         -----------
Reconciliation of net loss to
 net cash used by operating activities:

Net loss                                $ (536,628)        (11,159,852)

Adjustments to reconcile net loss to net
 cash used by operating activities:
  Realized losses from investment
   write-downs                                  --           3,146,346
  Net realized gain from sales
   of equity investments                  (178,402)         (3,417,413)
  Net realized gain from venture
   capital limited partnership
   investments                                  --            (514,050)
  Recoveries from investments
   previously written off                   (3,650)                 --
  Change in net unrealized fair value
   of equity investments                  (530,357)         10,927,781

Changes in:
 Due to/from related parties              (120,160)            (90,496)
 Other changes, net                          2,920             (53,937)
                                         ---------           ---------
Net cash used by operating activities  $(1,366,277)         (1,161,621)
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

2.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the nine months ended September 30, 1998 and 1997, were as follows:

                                                 1998          1997
                                               --------      --------
   Management fees                            $164,392       235,981
   Individual General Partners' compensation    33,947        35,401
   Reimbursable operating expenses             971,674       592,201


Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual periodically. There were $22,659 due from related parties at September 30, 1998 and $78,672 due to related parties at December 31, 1997, for such expenses.

Amounts payable for management fees were $21,784 and $40,613 at September 30, 1998, and December 31, 1997, respectively. Pursuant to the Partnership Agreement, quarterly management fees are equal to one quarter of one percent of the fair value of Partnership assets.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. At September 30, 1998, the Partnership had an indirect interest in Endocare, Inc. and Physiometrix, Inc. non-transferable options at an exercise price higher than the current market value.

The Managing General Partners allocate operating expenses incurred in connection with the business of the Partnership based on employee hours incurred. In the third quarter of 1998, the Managing General Partners reevaluated allocations to the Partnership and determined that they had not fully recovered allocable operating expenses, primarily salary and benefits, as permitted by the Partnership Agreement. As a result, the Partnership was charged additional operating expenses in the third quarter of 1998 of $180,598 consisting of $16,683 for the nine months ended September 30, 1997 and $163,915 for prior years. Had the additional expenses been recorded in prior years, total operating expenses for the three months ended September 30, 1998 and 1997 would have been $293,050 and $328,932, respectively, and total operating expenses for the nine months ended September 30, 1998 and 1997 would have been $961,442 and $865,522, respectively.

3.     Equity Investments
       ------------------

A full listing of the Partnership's equity investments at December 31, 1997 is in the 1997 Annual
Report.  Activity from January 1 through September 30, 1998 consisted of:

                                                                            January 1 through
                                                                            September 30, 1998
                                                                         -------------------------
                                                            Principal
                                          Investment        Amount or      Cost           Fair
Industry/Company         Position            Date             Shares       Basis          Value
-----------------       ----------       ------------      -----------   ----------     ----------
Balance at January 1, 1998                                              $12,492,981     14,234,001
                                                                         ----------     ----------

Significant changes:

Communications
--------------
NetChannel,             Series B
 Inc.                   Preferred            10/96-
                        shares               05/97          1,100,757      (384,398)      (581,293)
NetChannel,             Convertible
 Inc.                   notes               various          $180,172      (185,309)      (185,309)
NetChannel,             Escrowed sales
 Inc.                   proceeds             06/98            $74,761        74,761         74,761
Women.com               Series D
 Networks               Preferred
                        shares               06/98             91,185       299,999        299,999

Computer Equipment, Systems and Software
----------------------------------------
Adept Technology,       Common
 Inc.                   shares               10/97            14,328              0        (52,369)
Splash Technology,      Escrowed sales
 Holdings, Inc.         proceeds             05/97           $95,000              0       (280,000)


Environmental
-------------
Thermatrix,             Common               06/96          1,105,847             0      1,188,721
 Inc.                   shares

Medical/Biotechnology
---------------------
CV Therapeutics         Common
 Inc.                   shares              various            37,693             0       (107,123)
Endocare,               Common
 Inc.                   shares               04/98             35,714       124,999         91,071
Neurex                  Common
 Corporation            shares               09/96              3,379       (70,959)       (45,448)
Periodontix,            Series C
 Inc.                   Preferred shares     02/98            106,122       259,999        259,999
Physiometrix,           Common
 Inc.                   shares               04/96            270,791             0       (138,980)
Urogen                  Convertible
 Corporation            note (1)             06/98           $250,000       250,000        250,000

Retail/Consumer Products
------------------------
Yes! Entertainment      Common
 Corporation            shares               06/95             66,666             0        (89,799)

Venture Capital Limited Partnership Investments
-----------------------------------------------
Various                 Limited
                        Partnership
                        Interests           various        $2,303,764        (2,683)       239,478
                                                                         ----------     ----------

Total significant changes during the nine
months ended September 30, 1998                                             366,409        923,708

Other changes, net                                                              534        (26,408)
                                                                         ----------     ----------
Total equity investments at September 30, 1998                          $12,859,924     15,131,301
                                                                         ==========     ==========

(1)  Convertible notes include accrued interest.  The interest rate on notes issued in 1998 was 8%.



Marketable Equity Securities
----------------------------

At September 30, 1998, and December 31, 1997, marketable equity securities had aggregate costs of $3,181,212 and $3,157,615, respectively, and aggregate market values of $2,481,361 and $2,414,032, respectively. The net unrealized losses at September 30, 1998 and December 31, 1997 included gross gains of $420,742 and $350,879, respectively.

Endocare, Inc.
--------------

In April 1998, the Partnership purchased 35,714 common shares for $124,999 in a private placement. At September 30, 1998, the Partnership recorded a $44,595 decrease in the fair value of its investment based on the publicly-traded market price of the company's common shares.

NetChannel, Inc.
----------------

In June 1998, America Online, Inc., completed its acquisition of the company. The Partnership realized a loss of $89,873 on the completion of the sale transaction. Proceeds of $219,762 and $204,848 were received from the sale of the Partnership's preferred shares and repayment of convertible and other notes receivable. An amount of $74,761 in future sale proceeds will remain in escrow through December 1999 pending final resolution of the sale.

Neurex, Inc.
------------

In February 1998, the Partnership sold 3,379 common shares for total proceeds of $61,884 and realized a loss of $9,075.

Periodontix, Inc.
-----------------

In February 1998, the Partnership purchased 106,122 Series C Preferred shares for $259,999.

Splash Technology Holdings, Inc.
--------------------------------

In August 1998, the Partnership realized a gain of $281,625 on receipt of previously escrowed sales proceeds which arose from the sale of its investment in Quintar Corporation to the company.

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

Venture Capital Limited Partnerships
------------------------------------

The Partnership made additional investments totaling $45,000 in venture capital limited partnerships during the nine months ended September, 1998. The Partnership also received stock distributions of Hybridon, Inc. and Neurex Corporation with fair values of $42,161 and $5,522, respectively, which were recorded as returns of capital.

The Partnership recorded a $239,748 increase in fair value as a result of a net increase in the fair value of the underlying investments.

Other Equity Investments
------------------------

Other significant changes reflected above relate to market value fluctuations or the elimination of a discount relating to selling restrictions for publicly traded portfolio companies. Portions of the Partnership's Physiometrix, Inc. and Thermatrix, Inc. shares are restricted.

Subsequent to quarter end, the fair value of the Partnership's Thermatrix, Inc. investment increased by $858,466 as a result of an increase in the publicly-traded market price at November 10, 1998.

4.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at September 30, 1998 and December 31, 1997 consisted of:

                                                 1998             1997
                                                ------           ------

Demand accounts                             $   41,079         5,543,116
Money-Market accounts                        3,080,353         3,277,961
                                             ---------         ---------
     Total                                  $3,121,432         8,821,077
                                             =========         =========

At September 30, 1998, the majority of the money market funds were on deposit at a single financial institution.



5.     Distributions
       -------------

In September 1998, the Managing General Partners declared distributions ($3.47 per unit) for unit holders as of July 2, 1998. Distributions of $613,245 were paid in September 1998 and the balance of $1,386,755 will be paid in the fourth quarter of 1998. Unnegotiated distribution checks, if any after a reasonable amount of time, are recorded as other liabilities.

In October 1997, the Managing General Partners declared distributions ($9 per unit) for Unit holders as of September 30, 1997. Distributions of $455,429 were paid prior to December 31, 1997 and the balance of $3,544,571 was paid in February 1998.


6.     Commitments and Contingencies
       -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At September 30, 1998, the Partnership had unfunded commitments as follows:


Type
----
Equity investments                                        $337,750
Venture capital limited partnership investments             56,150
                                                           -------
                                                          $393,900
                                                           =======

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

During the nine months ended September 30, 1998, net cash used by operating activities totaled $1,366,277. The Partnership paid management fees of $183,221 to the Managing General Partners and reimbursed related parties for operating expenses of $1,073,005 in 1998. In addition, $33,947 was paid to the Individual General Partners as compensation for their services. Other operating expenses of $162,608 were paid and interest income of $86,504 was received.

During the nine months ended September 30, 1998, the Partnership funded equity investments of $979,997 mostly to portfolio companies in the medical/ biotechnology and communications industries. Proceeds from the sales of equity investments were $612,545 and repayments of equity investments and notes receivable totaled $204,848. Distributions to partners of $4,157,816 were paid. At September 30, 1998, the Partnership had distributions payable of $1,386,755 and was committed to fund $393,900 in additional investments.

Cash and cash equivalents at September 30, 1998, were $3,121,432. Future proceeds from investment sales and interest income on short-term investments are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net loss was $2,448,457 for the quarter ended September 30, 1998, compared to a net loss of $1,452,261 during the same period in 1997. The change was primarily due to a decrease of $4,191,778 in net unrealized fair value of equity investments, partially offset by a $3,146,346 decrease in realized losses from investment write-downs.

During the quarter ended September 30, 1998, the decrease in equity investment fair value of $2,221,396 was primarily attributable to a decrease in a portfolio company in the environmental industry. During the same period in 1997, the increase in fair value of equity investments of $1,970,382 was primarily attributable to increases in portfolio companies in the computer systems and software and pharmaceuticals industries.

Net realized losses from investment write-downs of $3,146,346 for the quarter ended September 30, 1997, related to a portfolio company in the computer systems and software industry.

As disclosed in Note 2 to the financial statements, operating expenses for the three months ended September 30, 1998 include additional expenses of $180,598 related to prior years which were not previously charged to the Partnership. Had the additional expenses been recorded in prior years, operating expenses for the quarters ended September 30, 1998 and 1997 would have been $293,050 and $328,932, respectively. The decrease is attributable to decreased administrative and investor services expenses due to decreased levels of investment activity.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

Current nine months compared to corresponding nine months in the preceding
------------------------------------------------------------------------
year
----

Net loss was $536,628 for the nine months ended September 30, 1998, compared to a net loss of $11,159,852 during the same period in 1997. The change was primarily due to an increase of $11,458,138 in the net unrealized fair value of equity investments, and a $3,146,346 decrease in realized losses from investment write-downs, partially offset by a $3,239,011 decrease in realized gains from the sales of equity investments.

During the nine months ended September 30, 1998, the increase in equity investment fair value of $530,357 was mainly attributable to a portfolio company in the environmental industry. During the same period in 1997, the decrease of $10,927,781 was primarily attributable to portfolio companies in the environmental, computer systems and software, and pharmaceuticals industries, partially offset by increases in portfolio companies in the communications industries.

Net realized losses from investment write-downs of $3,146,346 for the nine months ended September 30, 1997 related to a portfolio company in the computer systems and software industry.

During the nine months ended September 30, 1998, net realized gain on sales of equity investments was $178,402 primarily related to the receipt of escrowed sales proceeds from Splash Technology Holdings, Inc., partially offset by a loss on the sale of NetChannel, Inc. A net realized gain from sales of equity investments of $3,417,413 during the same period in 1997 was primarily due to the common stock sales of SyStemix, Inc., and Shaman Pharmaceuticals, Inc.

Total operating expenses were $1,142,040 and $848,839 for the nine months ended September 30, 1998 and 1997, respectively. As disclosed in Note 2 to the financial statements, operating expenses for the nine months ended September 30, 1998 include additional expenses of $180,598 related to prior years which were not previously charged to the Partnership. Had the additional expenses been recorded in prior years, operating expenses for the nine months ended September 30, 1998 and 1997 would have been $961,442 and $865,522, respectively. The increase is attributable to increased administrative and investors services expenses due to increased levels of investment monitoring activity and increased computer expenses.

The Year 2000
-------------

The widespread use of computer programs that rely on two-digit date programs to perform computations and decision-making functions may cause computer systems to malfunction in the year 2000 and lead to significant business delays and disruptions.

The Managing General Partners have completed a preliminary assessment of the internal financial, information and operating systems which it provides to the Partnership. Implementation and testing of necessary system modifications is in progress and will be completed well before December 31, 1999. The Managing General Partners are also monitoring the progress of software vendors and third-party processors on which they rely, as well as the progress of portfolio companies in which the Partnership has made significant investments.

The Managing General Partners do not expect the cost of the internal system modifications to be material to the Partnership's financial statements.

II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

a) No reports on Form 8-K were filed by the Partnership during the quarter ended September 30, 1998.

b) Financial Data Schedule for the nine months ended and as of September 30, 1998 (Exhibit 27).

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

                         TECHNOLOGY FUNDING VENTURE PARTNERS IV,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  November 12, 1998   By:      /s/Michael R. Brenner
                              -----------------------------------------
                                       Michael R. Brenner
                                       Controller