Form 10-K
period 1998-12-31
TECHNOLOGY FUNDING VENTURE PARTNERS IV
filed 1999-03-31
CIK 826595

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934

                 For The Year Ended December 31, 1998

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
Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.               [   ]
No active market for the units of limited partnership interests ("Units") exists, and therefore the market value of such Units cannot be determined.
Documents incorporated by reference: Portions of the Prospectus dated February 24, 1989, forming a part of Registration Statement No. 33-19201, filed pursuant to Rule 424(c) of the General Rules and Regulations under the Securities Act of 1933, as modified by Post-Effective Amendment No. 1 dated April 23, 1990, are incorporated by reference in Parts I and III hereof. Portions (pages 23 to 25) of the Prospectus of Technology Funding Venture Capital Fund VI, LLC, as revised June 4, 1998 (accession number 0000950133-98-002220), forming a part of the December 5, 1997, Pre-Effective Amendment No. 1 to the Form N-2 Registration Statement No. 333-23913 dated July 11, 1997, are incorporated by reference in Part III hereof.

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

Item 2.  PROPERTIES
------   ----------

The Registrant has no material physical properties.

Item 3.  LEGAL PROCEEDINGS
------   -----------------

There are no material pending legal proceedings to which the Registrant is party or of which any of its property is the subject, other than routine litigation incidental to the business of the Partnership.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

No matter was submitted to a vote of the holders of units of limited partnership interests (Units) during 1998.

                                   PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
------   -------------------------------------------------------------
         MATTERS
         -------

        (a) There is no established public trading market for the Units.

        (b) At December 31, 1998, there were 7,848 record holders of
            Units.

        (c) The Registrant, being a partnership, does not pay dividends. Cash distributions, however, may be made to the partners in the Partnership pursuant to the Registrant's Partnership Agreement.



Item 6.  SELECTED FINANCIAL DATA
------   -----------------------

                                               For the Years Ended and As of December 31,
                                    ---------------------------------------------------------------
                                     1998           1997          1996          1995          1994
                                    ------         ------        ------        ------        ------
Total income                   $   119,497        148,931        99,272       130,779       296,948
Net operating loss              (1,461,264)    (1,320,606)   (1,423,434)   (2,106,285)   (1,314,484)
Net realized gain from
 venture capital limited
 partnership investments                --        524,939       255,239            --            --
Net realized gain (loss) from
 sales of equity investments       178,402      7,699,981       989,034       (80,764)           --
Recoveries from investments
  previously written off             3,650             --            --       145,248            --
Realized losses from
  investment write-downs          (422,261)    (3,768,897)   (1,078,341)   (2,532,447)     (843,311)
Net realized (loss) income      (1,701,473)     3,135,417    (1,257,502)   (4,574,248)   (2,157,795)
Change in net unrealized
 fair value:
  Equity investments             1,358,307    (15,263,861)     (773,777)    4,065,995    (2,854,255)
  Notes receivable                      --             --            --        49,000         5,000
Net loss                          (343,166)   (12,128,444)   (2,031,279)     (459,253)   (5,007,050)
Net realized (loss) income
  per Unit                              (3)             7            (2)           (9)           (4)
Total assets                    17,073,958     23,069,679    37,025,188    43,065,771    40,606,795
Distributions declared           2,370,130      4,000,000       316,227            --            --
Distributions declared
 per Unit (1)                            4              9            --            --            --

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




Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
------   -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

Liquidity and Capital Resources
-------------------------------

In 1998, net cash used by operating activities totaled $1,608,121. The Partnership paid management fees of $235,436 to the Managing General Partners and reimbursed related parties for operating expenses of $1,242,610 in 1998. In addition, $38,731 was paid to the Individual General Partners as compensation for their services. Other operating expenses of $196,818 were paid and interest income of $105,474 was received.

In 1998, the Partnership funded equity investments of $1,085,068 and issued notes receivables of $215,442 primarily to portfolio companies in the medical/ biotechnology and communications industries. Proceeds from sales of equity investments were $612,545 and repayments of equity investments and notes receivable provided cash of $204,848.

The Partnership declared a $2,370,130 distribution in the fourth quarter of 1998, of which $2,000,000 was paid in the fourth quarter of 1998 and $370,130 will be paid in 1999. In
February 1998, the Partnership paid $3,544,571 in distributions which had been declared in 1997.

Cash and cash equivalents at December 31, 1998, were $1,188,918. As of December 31, 1998, the Partnership was committed to fund $180,056 in additional investments. Future proceeds from investment sales and interest income on short-term investments are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

1998 compared to 1997
---------------------

Net loss was $343,166 in 1998 compared to $12,128,444 in 1997. The decrease in net loss was substantially due to a $16,622,168 increase in the change in net unrealized fair value of equity investments and a $3,346,636 decrease in realized losses from investment write-downs. The decrease was partially offset by a $7,521,579 decrease in net realized gain from sales of equity investments.

During 1998, the increase in fair value of $1,358,307 was primarily attributable to an increase in a portfolio company in the environmental industry, partially offset by a decrease in portfolio companies in the computer systems and software and medical/biotechnology industries. In 1997, the $15,263,861 decrease in fair value of equity investments included a $6,536,993 decrease attributable to sales of equity investments, a $6,800,875 decrease attributable to a decline in the publicly-traded market price of Thermatrix Inc., a portfolio company in the environmental industry, and a $1,608,431 decrease attributable to investment write-downs.

During 1998, the Partnership recorded realized losses from investment write-downs of $422,261 attributable to equity investments in ConjuChem, Inc. (formerly RedCell, Inc.) and YES! Entertainment Corporation. During 1997, realized losses from investment write-downs of $3,768,897 were mainly attributable to equity investments in portfolio companies in the computer systems and software and communications industries.

In 1998, net realized gain from sales of equity investments of $178,402 was mainly due to the receipt of proceeds escrowed in the Quintar sale, partially offset by losses from the sale of the Partnership's investment in NetChannel, Inc. During 1997, the $7,699,981 realized gain from sales of equity investments was primarily attributable to the sale and liquidation of investments in Shaman Pharmaceuticals, Inc., Systemix, Inc., UTStarcom, Inc., Multiport Inc. and Quintar Corporation.

Total operating expenses were $1,336,021 and $1,126,595 for 1998 and 1997, respectively. As disclosed in Note 2 to the financial statements, the Managing General Partners reevaluated allocations to the Partnership in 1998 and determined that they had not fully recovered allocable operating expenses, primarily salary, benefits, and professional fees as permitted by the Partnership Agreement. As a result, the Partnership was charged $193,391 of additional operating expenses in 1998 of which $24,256 and $169,135 related to 1997 and to prior years, respectively. If the additional expense had been recorded in prior years, total operating expenses would have been $1,142,630 and $1,150,851 for 1998 and 1997, respectively.

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

During 1997, the $15,263,861 decrease in fair value of equity investments included a $6,536,993 decrease attributable to sales of equity investments, a $6,800,875 decrease attributable to a decline in the publicly-traded market price of Thermatrix Inc., a portfolio company in the environmental industry, and a $1,608,431 decrease attributable to investment write-downs. During 1996, the decrease in fair value of $773,777 was primarily attributable to the sales of Shaman Pharmaceuticals, Inc., common stock as the gain was realized. This decrease was partially offset by an increase in portfolio companies in the environmental industries.

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

YEAR 2000
---------

Widespread use of computer programs that use two digits rather than four to store, calculate, and display year values in dates may cause computer systems to malfunction in the year 2000, resulting in significant business delays and disruptions.

The Partnership's State of Readiness
------------------------------------

Computer services are provided to the Partnership by its Managing General Partner, Technology Funding Inc. ("TFI".) For several years, TFI has sought to use Year 2000 compliant storage formats and algorithms in its internally-developed and maintained systems. TFI has also completed initial evaluations of computer systems, software, and embedded technologies. Those evaluations confirmed that certain components of its network server hardware and operating systems, voice mail system, e-mail system, and accounting software may have Year 2000 compliance issues. These resources and several less-critical components of the systems environment were all scheduled as part of normal maintenance and replacement cycles to be replaced or upgraded as Year 2000 compatible components became available from vendors during 1998 and 1999. That program remains on schedule to provide Year 2000 capable systems timely without significant expenditures or disruption of Partnership operations. However, the risk remains that TFI may not be able to verify whether Year 2000 compatibility claims by vendors are accurate, or whether changes undertaken to achieve Year 2000 compatibility will create other undetected problems in associated systems. Therefore, TFI anticipates that Year 2000 compliance testing and maintenance of these systems will continue as needed into the first quarter of 2000.

As part of Year 2000 evaluation, TFI has also assembled a database listing its significant suppliers to assess the extent to which it needs to prepare for any of those parties' potential failure to remediate their Year 2000 compliance issues. TFI is reviewing public Year 2000 statements of those suppliers and preparing questionnaires to be sent to mission-critical vendors whose public statements were not adequate for assessment. TFI will continue to monitor its significant suppliers as part of its Year 2000 evaluation. However, there can be no guarantee that the systems of other companies on which TFI relies will be timely converted, or that failure to convert will not have a material adverse effect on the Partnership and its operations. TFI is also working with the Partnership's portfolio companies to determine the extent to which their operations are vulnerable to Year 2000 issues. There can be no guarantee that the systems of portfolio companies in which the Partnership has invested will be timely converted, or that failure to convert will not have a material adverse effect on the Partnership.

The Cost to Address Year 2000 Issues
------------------------------------

Expenditures in 1998 related to Year 2000 issues were not material to the Partnership's financial statements. TFI expects that additional expenditures for Year 2000 compliance will not be material to the Partnership.

The Risks Associated with Year 2000 Issues
------------------------------------------

Any failure by the portfolio companies in which the Partnership has invested, or by those portfolio companies' key suppliers or customers, to anticipate and avoid Year 2000 related problems at reasonable cost could have a material adverse effect on the value of and/or the timing of realization of value from the Partnership's investments. If Year 2000 compliance issues are not resolved by December 31, 1999, internal system failures or miscalculations could cause a temporary inability to process transactions, loss of ability to send or receive e-mail and voice mail messages, or disruptions in other normal business activities. Additionally, failure of third parties on whom TFI relies to remediate their Year 2000 issues timely could result in disruptions in the Partnership's relationship with its financial institutions, temporary disruptions in processing transactions, unanticipated costs, and problems related to the Partnership's daily operations. While TFI continues to address its internal Year 2000 issues, until TFI receives and evaluates responses from a significant number of its suppliers, the overall risks associated with the Year 2000 issue remain difficult to describe and quantify. There can be no guarantee that the Year 2000 issue will not have a material adverse effect on the Partnership and its operations.

TFI's Contingency Plan
----------------------

As part of its normal efforts to assure business continuation in the event of natural disasters, systems failures, or other disruptions, TFI has prepared contingency plans including an extensive Year 2000 contingency plan. Taken together with TFI's Year 2000 remediation plan, it identifies potential points of failure, approaches to correcting known Year 2000 problems, dates by which the preferred corrections are anticipated to be made and tested, and alternative approaches if the corrections are not completed timely or are later found to be inadequate. Although backup systems and contingency approaches have been identified for most mission-critical systems and vendor dependencies, there remain some systems for which no good alternative exists, and there may be some problems that prove more intractable than currently anticipated.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------   -------------------------------------------

The financial statements of the Registrant are set forth in
Item 14.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
------   ------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------

None
PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------  --------------------------------------------------

As a partnership, the Registrant has no directors or executive officers. The Management Committee is responsible for the management and administration of the Partnership.
The members of the Management Committee consist of the three Individual General Partners and a representative from each of Technology Funding Ltd., a California limited partnership ("TFL"), and its wholly-owned subsidiary, Technology Funding Inc., a California corporation ("TFI"). TFL and TFI are the Managing General Partners. Information concerning the ownership of TFL and the business experience of the key officers of TFI and the partners of TFL is incorporated by reference from the sections entitled "Management of the Partnership - The General Partners" and "Management of the Partnership - Key Personnel of the Managing General Partners" in the Prospectus. Changes in this information that have occurred since the date of the Prospectus are included on pages 23 to 25 in the Technology Funding Venture Capital Fund VI, LLC, Prospectus, revised June 4, 1998 (accession number 0000950133-98002220), forming a part of the December 5, 1997,
Pre-Effective Amendment No. 1 to the Form N-2 Registration Statement No. 333-23913 dated July 11, 1997, which are incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION
-------  ----------------------

As a partnership, the Registrant has no officers or directors. In 1998, the Partnership incurred $206,009 in management fees. The fees are designed to compensate the Managing General Partners for General Partner Overhead incurred in performing management duties for the Partnership through December 31, 1998. General Partner Overhead (as defined in the Partnership Agreement) includes the General Partners' share of rent and utilities, and certain salaries and benefits paid by the Managing General Partners in performing their obligations to the Partnership. As compensation for their services, the Individual General Partners each receive $10,000 annually, plus $1,000 for each attended meeting of the management committee and related expenses. In 1998, $38,731 of such fees were paid.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
-------  ---------------------------------------------------
MANAGEMENT
----------

Not applicable. No Limited Partner beneficially holds more than 5% of the aggregate number of Units held by all Limited Partners, and neither the Managing General Partners nor any of their officers, directors or partners own any Units. The three Individual General Partners each own 20 Units; on March 20, 1998, one of the three Individual General Partners resigned his position and his Units were transferred to his successor. The Management Committee controls the affairs of the Partnership pursuant to the Partnership Agreement.

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

                               PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
-------  -------------------------------------------------------
         FORM 8-K
         --------

        (a) List of Documents filed as part of this Annual Report on Form 10-K

             (1) Financial Statements - the following financial statements are filed as a part of this Report:

                  Independent Auditors' Report
                  Balance Sheets as of December 31, 1998
                    and 1997
                  Statements of Operations for the years
                    ended December 31, 1998, 1997 and 1996
                  Statements of Partners' Capital for the years
                    ended December 31, 1998 1997 and 1996
                  Statements of Cash Flows for the years
                    ended December 31, 1998, 1997 and 1996
                  Notes to Financial Statements

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

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed by the Registrant during the year ended December 31, 1998.

         (c) Financial Data Schedule for the year ended and as of December 31, 1998 (Exhibit 27).

                     INDEPENDENT AUDITORS' REPORT
                     ----------------------------

The Partners
Technology Funding Venture Partners IV, An Aggressive Growth Fund,
L.P.:

We have audited the accompanying balance sheets of Technology Funding Venture Partners IV, An Aggressive Growth Fund, L.P. (a Delaware limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of certain securities and loans owned, by correspondence with the individual investee and borrowing companies, and a physical examination of those securities held by a safeguarding agent as of December 31, 1998 and 1997. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Funding Venture Partners IV, An Aggressive Growth Fund, L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.



Albuquerque, New Mexico                               /S/KPMG LLP
March 26, 1999

BALANCE SHEETS
--------------

                                                   December 31,
                                            ------------------------
                                             1998              1997
                                            ------            ------
ASSETS

Investments:
  Equity investments (cost basis of
   $12,547,986 and $12,492,981 for
   1998 and 1997, respectively)        $15,647,313       14,234,001
  Secured notes receivable, net
    (cost basis of $202,777 and
    $4,501 for 1998 and 1997,
    respectively)                          202,777            4,501
                                        ----------       ----------
       Total investments                15,850,090       14,238,502

Cash and cash equivalents                1,188,918        8,821,077
Due from related parties                    29,771               --
Other assets                                 5,179           10,100
                                        ----------       ----------
       Total assets                    $17,073,958       23,069,679
                                        ==========       ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses  $    48,922           47,799
Due to related parties                          --          119,285
Distributions payable
 to Limited Partners                       370,130        3,544,571
Other liabilities                           13,914            3,736
                                        ----------       ----------
       Total liabilities                   432,966        3,715,391

Commitments, contingencies and
 subsequent event (Notes 2, 4, 9,
 and 10)

Partners' capital:
  Limited Partners (Units outstanding
   of 400,000 for both 1998 and 1997)   13,170,018       16,288,081
  Managing General Partners                371,647        1,325,187
  Net unrealized fair value increase
   from cost of equity investments       3,099,327        1,741,020
                                        ----------       ----------
       Total partners' capital          16,640,992       19,354,288
                                        ----------       ----------
       Total liabilities and
        partners' capital              $17,073,958       23,069,679
                                        ==========       ==========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS
------------------------

                                  For the Years Ended December 31,
                                -----------------------------------
                                 1998          1997           1996
                                ------        ------         ------

Income:
  Notes receivable
   interest                 $   14,139        27,713         90,508
  Short-term investment
   interest                    105,358       121,218          2,999
  Other income                      --            --          5,765
                             ---------    ----------      ---------

     Total income              119,497       148,931         99,272

Costs and expenses:
  Management fees              206,009       296,900        409,036
  Individual General
   Partners' compensation       38,731        46,042         47,730
  Operating expenses:
    Investment operations      320,893       335,178        254,854
    Administrative and
     investor services         710,741       565,290        383,059
    Computer services          207,921       126,586        128,227
    Professional fees           96,466        84,574         85,787
    Interest expense                --        14,967        214,013
                             ---------    ----------      ---------

     Total operating
      expenses	               1,336,021     1,126,595      1,065,940
                             ---------    ----------      ---------

     Total costs and
      expenses               1,580,761     1,469,537      1,522,706
                             ---------    ----------      ---------

Net operating loss          (1,461,264)   (1,320,606)    (1,423,434)

  Net realized gain from
   venture capital limited
   partnership investments          --       524,939        255,239
  Net realized gain from
   sales of equity
   investments                 178,402     7,699,981        989,034
  Recoveries from
   investments previously
   written off                   3,650            --             --
  Realized losses from
   investment write-downs     (422,261)   (3,768,897)    (1,078,341)
                             ---------    ----------      ---------

Net realized (loss) income  (1,701,473)    3,135,417     (1,257,502)

Change in net unrealized
 fair value of equity
 investments                 1,358,307   (15,263,861)      (773,777)
                             ---------    ----------      ---------

Net loss                    $ (343,166)  (12,128,444)    (2,031,279)
                             =========    ==========      =========

Net realized (loss) income
  per Unit                  $       (3)            7             (2)
                             =========    ==========      =========

See accompanying notes to financial statements.

STATEMENTS OF PARTNERS' CAPITAL
-------------------------------

For the years ended December 31, 1998, 1997 and 1996:
                                                                Net Unrealized Fair
                                                   Managing   Value Increase (Decrease)
                                    Limited        General      From Cost of Equity
                                    Partners       Partners         Investments          Total
                                    --------       --------   ------------------------  -------

Partners' capital,
 December 31, 1995               $18,182,086      1,869,494        17,778,658         37,830,238

Net realized loss                   (957,506)      (299,996)               --         (1,257,502)

Distributions                             --       (316,227)               --           (316,227)

Change in net unrealized fair
 value of equity investments              --             --          (773,777)          (773,777)
                                  ----------      ---------        ----------         ----------

Partners' capital,
 December 31, 1996                17,224,580      1,253,271        17,004,881         35,482,732

Net realized income                2,608,072        527,345                --          3,135,417

Distributions                     (3,544,571)      (455,429)               --         (4,000,000)

Change in net unrealized fair
 value of equity investments              --             --       (15,263,861)       (15,263,861)
                                  ----------      ---------        ----------         ----------

Partners' capital,
 December 31, 1997                16,288,081      1,325,187         1,741,020         19,354,288

Net realized loss                 (1,361,178)      (340,295)               --         (1,701,473)

Distributions                     (1,756,885)      (613,245)               --         (2,370,130)

Change in net unrealized fair
 value of equity investments              --             --         1,358,307          1,358,307
                                  ----------      ---------        ----------         ----------

Partners' capital,
 December 31, 1998               $13,170,018        371,647         3,099,327         16,640,992
                                  ==========      =========        ==========         ==========

See accompanying notes to financial statements.



PAGE>
STATEMENTS OF CASH FLOWS
------------------------

                                     For The Years Ended December 31,
                                    ---------------------------------
                                      1998         1997        1996
                                    --------     --------    --------
Cash flows from operating
 activities:
  Interest received             $    105,474     142,149       69,250
  Cash paid to vendors              (196,818)   (324,637)    (206,686)
  Cash paid to related parties    (1,516,777) (1,113,921)  (1,887,068)
  Interest paid on short-
   term borrowings                        --     (43,317)    (214,872)
                                   ---------  ----------    ---------
    Net cash used by
     operating activities         (1,608,121) (1,339,726)  (2,239,376)
                                   ---------  ----------    ---------
Cash flows from investing
 activities:
  Notes receivable issued           (215,442)   (150,500)    (640,000)
  Purchase of equity
   investments                    (1,085,068) (3,308,010)  (2,523,718)
  Repayment of secured
   notes receivable                   16,598     164,463       35,186
  Repayment of convertible
   notes receivable                  188,250          --    1,194,450
  Recoveries from
   investments previously
   written off                         3,650          --           --
  Proceeds from sales of
    equity investments               612,545  13,828,070    8,064,148
  Distributions from
   venture capital limited
   partnership investments                --      42,873      139,624
                                   ---------  ----------    ---------
    Net cash (used) provided
     by investing activities        (479,467) 10,576,896    6,269,690
                                   ---------  ----------    ---------
Cash flows from financing
 activities:
  Distributions to partners       (5,544,571)   (455,429)          --
  Repayments of short-term
   borrowings, net                        --  (1,363,332)  (2,902,626)
                                   ---------  ----------    ---------

STATEMENTS OF CASH FLOWS (continued)
-----------------------------------

                                     For The Years Ended December 31,
                                    ---------------------------------
                                      1998         1997        1996
                                    --------     --------    --------
Net cash used by
 financing activities             (5,544,571) (1,818,761)  (2,902,626)
                                   ---------  ----------    ---------
Net (decrease) increase
 in cash and cash equivalents     (7,632,159)  7,418,409    1,127,688

Cash and cash equivalents
 at beginning of year              8,821,077   1,402,668      274,980
                                   ---------  ----------    ---------
Cash and cash equivalents
 at end of year                  $ 1,188,918   8,821,077    1,402,668
                                   =========  ==========    =========
Reconciliation of net
 loss to net cash used by
 operating activities:

Net loss                         $  (343,166)(12,128,444)  (2,031,279)
Adjustments to reconcile net
 loss to net cash used by
 operating activities:
  Net realized gain from
   venture capital limited
   partnership investments                --    (524,939)    (255,239)
  Net realized gain from sales
   of equity investments            (178,402) (7,699,981)    (989,034)
  Realized losses from
   investment write-downs            422,261   3,768,897    1,078,341
  Recoveries from
   investments previously
   written off                        (3,650)         --           --
  Change in net unrealized fair
   value of equity investments    (1,358,307) 15,263,861      773,777
Changes in:
  Accrued interest on
   notes receivable                  (14,023)     (6,782)     (30,022)
  Accounts payable and
   accrued expenses                    1,123       9,370       14,686
  Due to/from related parties       (149,056)     28,395     (765,843)
  Other, net                          15,099     (50,103)     (34,763)
                                   ---------  ----------    ---------
Net cash used by
 operating activities            $(1,608,121) (1,339,726)  (2,239,376)
                                   =========  ==========    =========


STATEMENTS OF CASH FLOWS (continued)
-----------------------------------

                                     For The Years Ended December 31,
                                    ---------------------------------
                                      1998         1997        1996
                                    --------     --------    --------
Non-cash investing
 activities:

Reclassification of
 secured notes to equity
 investments (subordinated
 notes receivable)               $        --          --      640,000
                                   =========  ==========    =========

Non-cash financing
 activities:
  Distributions payable
  to Limited Partners            $   370,130   3,544,571           --
                                   =========  ==========    =========

Stock distributions to
 General Partners                $        --          --      316,227
                                   =========  ==========    =========

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
-----------------------------

1.  Summary of Significant Accounting Policies
    ------------------------------------------

Organization
------------

Technology Funding Venture Partners IV, An Aggressive Growth Fund, L.P. (the "Partnership") is a limited partnership organized under the laws of the State of Delaware on December 4, 1986. The purpose of the Partnership is to make venture capital investments in new and developing companies. The Partnership elected to be a business development company under the Investment Company Act of 1940, as amended (the "Act"), and operates as a nondiversified investment company as that term is defined in the Act. The Managing General Partners are Technology Funding Ltd. ("TFL") and Technology Funding Inc. ("TFI"), a wholly owned subsidiary of TFL. There are generally three Individual General Partners; effective March 20, 1998, an Individual General partner resigned, and a successor was appointed.

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

The fair value for publicly traded equity investments (marketable equity securities) is based upon the five-day-average closing sales price or bid/ask price that is available on a national securities exchange or over-the-counter market. Certain publicly traded equity investments may not be marketable due to selling restrictions and for those securities, an illiquidity discount of up to 33% is applied when determining the fair value; the actual discount percentage is based on the type and length of the restrictions. Investments valued under this method were $2,967,543 and $2,414,032 at December 31, 1998 and 1997, respectively.

All investments which are not publicly traded are valued at fair market value as determined by the Managing General Partners in the absence of readily ascertainable market values. Equity investments valued under this method were $12,679,770 and $11,819,969 at December 31, 1998 and 1997, respectively. Generally, investments in privately held companies are valued at original cost unless there is clear evidence of a change in fair value, such as a recent round of third-party financings or events that, in the opinion of the Managing General Partners, indicate a change in value.

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

Where, in the opinion of the Managing General Partner, events indicate that the fair value of equity and venture capital investments and convertible and subordinated notes receivable may not be recoverable, a write-down to estimated fair value is recorded. Temporary changes in fair value result in increases or decreases to the unrealized fair value of equity investments. Adjustments to fair value basis are reflected as "Change in net unrealized fair value of equity investments." In the case of an other than temporary decline in value below cost basis, an appropriate reduction in the cost basis is recognized as a realized loss with the fair value being adjusted to match the new cost basis. Cost basis adjustments are reflected as "Realized losses from investment write-downs" or "Net realized loss from venture capital limited partnership investments" on the Statements of Operations.

Sales of equity investments are recorded on the trade date. The basis on which cost is determined in computing realized gains or losses is specific identification.

    Notes Receivable
    ----------------

The secured and unsecured notes receivable portfolio includes accrued interest less the allowance for loan losses. The portfolio approximates fair value through inclusion of an allowance for loan losses. Allowance for loan losses is reviewed quarterly by the Managing General Partners and is adjusted to a level deemed adequate to cover possible losses inherent in notes and unfunded commitments. Secured notes receivable are placed on nonaccrual status when, in the opinion of the Managing General Partners, the future collectibility of interest or principal is in doubt.

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

Net Realized Income (Loss) Per Unit
-----------------------------------

Net realized income (loss) per Unit is calculated by dividing the number of Units outstanding of 400,000 as of December 31, 1998, 1997 and 1996 into the total net realized income (loss) allocated to the Limited Partners. The Managing General Partners contributed an amount equal to 0.1% of total Limited Partner capital contributions and did not receive any Partnership Units.

Provision for Income Taxes
--------------------------

No provision for income taxes has been made by the Partnership as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

Since the accompanying financial statements are prepared using generally accepted accounting principles which may not equate to tax accounting, the Partnership's total tax basis in investments was higher than the reported total cost basis of $12,750,763 by $3,315,876 as of December 31, 1998.

2.  Related Party Transactions
    --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs in 1998, 1997 and 1996 were as follows:

                                 For the Years Ended December 31,
                              -------------------------------------
                               1998            1997           1996
                              ------          ------         ------

Management fees            $206,009          296,900        409,036
Individual General
 Partners' compensation      38,731           46,042         47,730
Reimbursable operating
 expenses:
  Investment operations     300,503          316,342        238,851
  Administrative and
   investor services        614,557          367,404        297,381
  Computer services         207,921          115,628        128,227


Effective February 1994, management fees are equal to one quarter of one percent of the fair value of Partnership assets for each quarter. Management fees compensate the Managing General Partners solely for General Partner Overhead (as defined in the Partnership Agreement) incurred in supervising the operation and management of the Partnership and the Partnership's investments. Management fees due to the Managing General Partners were $11,186 and $40,613 at December 31, 1998 and 1997, respectively.

As compensation for their services, each of the Individual General Partners receives $10,000 annually, plus $1,000 for each attended meeting of the Management Committee and related expenses. The three Individual General Partners each own 20 Units; on March 20, 1998, one of the three Individual General Partners resigned his position and his Units were transferred to his successor.

The Partnership reimburses the Managing General Partners for operating expenses incurred in connection with the business of the Partnership. Reimbursable operating expenses include expenses (other than Organizational and Offering expenses and General Partner Overhead) such as investment operations, administrative and investor services and computer services. At December 31, 1998, there were $40,957 of such reimbursable expenses due from related parties, compared to $78,672 due to related parties at December 31, 1997.

The Managing General Partners allocate operating expenses incurred in connection with the business of the Partnership based on employee hours incurred. In 1998, operating cost allocations to the Partnership were re-evaluated. The Managing General Partners determined that they had not fully recovered allocable operating expenses, primarily salary, benefits, and professional fees, as permitted by the Partnership Agreement. As a result, the Partnership was charged additional operating expenses of $193,391 consisting of $24,256, $36,058, and $133,077 for 1997, 1996, and
prior years, respectively. Had the additional expenses been recorded in prior years, operating expenses would have been $1,142,630, $1,150,851, and $1,101,998 for 1998, 1997, and 1996,
respectively.

In 1997, Multiport, Inc., which was wholly owned by the Partnership, ceased operations and was liquidated, resulting in a cash distribution to the Partnership of $1,929,078 and a realized gain of $1,131,678.

Effective November 1, 1997, TFL assigned its California office lease to Technology Funding Property Management LLC (TFPM), an entity that is affiliated to the Managing General Partner. Under the terms of a rent agreement, TFPM charges the Partnership for its share of office rent and related overhead costs. These amounts are included in administrative and investor service costs.

In September of 1996, the Partnership made a tax distribution of 57,917 Thermatrix Inc. common shares to the General Partners (based on estimated annual taxable income); the shares had a fair value of $316,227 resulting in a realized gain of $12,163 being recognized by the Partnership.

Under the terms of a computer service agreement, Technology
Administrative Management, a division of TFL, charges the Partnership for its share of computer support costs. These amounts are included in computer services expenses.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. At December 31, 1998, the Partnership had an indirect interest in non-transferable Physiometrix, Inc., Endocare, Inc., and UroGen Corp. options at an exercise price higher than the current market value. At December 31, 1998, the Partnership had an indirect interest in non-transferable Thermatrix Inc. options with a fair market value of $8,000.


3.  Allocation of Profits and Losses
    --------------------------------

Net realized profit and loss of the Partnership are allocated based on the beginning-of-year partners' capital balances as follows:

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



4.  Equity Investments
    ------------------

At December 31, 1998, and December 31, 1997, equity investments consisted of:

                                        Original     December 31, 1998      December 31, 1997
                                        Principal    -----------------      -----------------
                            Investment  Amount or    Cost       Fair        Cost        Fair
Industry/Company  Position     Date      Shares      Basis      Value       Basis       Value
----------------  --------     ----      ------      -----      -----       -----       -----
Communications
--------------
NetChannel, Inc.   Escrowed
                   sales
                   proceeds     06/98    $74,761     $74,761     74,761         --         --
NetChannel, Inc.   Series B
                   Preferred
                   shares       10/96    284,044          --         --    148,499    149,999
NetChannel, Inc.   Series B
                   Preferred
                   shares       01/97    284,044          --         --     68,863    149,999
NetChannel, Inc.   Series B
                   Preferred
                   shares       03/97    340,852          --         --     82,636    179,999
NetChannel, Inc.   Convertible
                   note (1)     05/97    $67,671          --         --     70,132     70,132
NetChannel, Inc.   Series B
                   Preferred
                   shares       05/97    191,817          --         --     84,400    101,296
NetChannel, Inc.   Convertible
                   note (1)     09/97    $56,250          --         --     57,632     57,632
NetChannel, Inc.   Convertible
                   note (1)     09/97    $56,250          --         --     57,545     57,545
VOIS, Inc.         Common
                   shares       08/96    300,000           0          0          0          0
VOIS, Inc.         Preferred    08/96-
                   shares       05/97    432,500           0          0          0          0
Women.com Networks Series A
(formerly Wire     Preferred
 Networks, Inc.)   shares       02/96      6,098       8,232     20,062      8,232     18,538

Women.com Networks Series B
(formerly Wire     Preferred
 Networks, Inc.)   shares       02/96      7,452      16,767     24,517     16,767     22,654
Women.com Networks Series C
(formerly Wire     Preferred
 Networks, Inc.)   shares       07/97     35,295     107,298    116,121    107,298    107,298
Women.com Networks Series D
(formerly Wire     Preferred
 Networks, Inc.)   shares       06/98     91,185     299,999    299,999         --         --

Computer Equipment, Systems and Software
----------------------------------------
Adept Technology,  Common
 Inc.              shares       10/97     14,328     227,464     91,885    227,464    134,397
Ascent Logic       Series C
 Corporation       Preferred
                   shares       10/92    106,383      99,000     37,234     99,000     37,234
Ascent Logic       Common
 Corporation       shares       03/97     36,443      23,795     12,755     23,795     12,755
Reflection         Preferred    01/94-
 Technology, Inc.  shares       04/96  1,781,975           0          0          0          0
Reflection         Common
 Technology, Inc.  shares       05/94     19,567           0          0          0          0
Reflection         Common
 Technology, Inc.  share
                   warrant
                   at $.50;
                   expiring
                   04/01        04/96    359,750           0          0          0          0
Reflection         Convertible  01/97-
 Technology, Inc.  notes (1)    07/97   $448,333           0          0          0          0
Splash Technology  Common
 Holdings, Inc.    shares       11/97      5,000     198,812     37,250    198,812    106,250
Splash Technology  Sales
 Holdings, Inc.    proceeds     05/97    $95,000           0     20,000          0    300,000

Environmental
-------------
Naiad Technologies,Series A
 Inc.              Preferred
                   shares       12/95     50,000      25,000    162,500     25,000    162,500

Naiad Technologies,Series B
 Inc.              Preferred
                   shares       11/96     62,602     125,204    203,457    125,204    203,457
Naiad Technologies,Series C
 Inc.              Preferred
                   shares       11/97     49,230     159,998    159,998    159,998    159,998
SunPower           Series A
 Corporation       Preferred
                   shares       09/90    210,000     210,000    682,500    210,000    682,500
SunPower           Series B
 Corporation       Redeemable
                   Preferred
                   shares       06/91    420,000     457,800  1,365,000    457,800  1,365,000
SunPower           Series B1
 Corporation       Preferred
                   shares       06/93    270,000     337,500    877,500    337,500    877,500
SunPower           Series C
 Corporation       Preferred
                   shares       06/93     32,468      50,001    105,521     50,001    105,521
SunPower           Series D
 Corporation       Preferred
                   shares       11/94     81,169     123,750    263,799    123,750    263,799
Thermatrix Inc.    Common
                   shares       06/96  1,105,847   3,095,533  3,417,285  3,095,533  1,341,494
Velocity Inc.      Subordinated
                   notes (1)    08/97    $10,050           0          0          0          0

Information Technology
----------------------
WorldRes, Inc.     Series B
                   Preferred
                   shares       01/97     66,568     225,000    246,302    225,000    246,302
WorldRes, Inc.     Series X
                   warrant at
                   price TBD;
                   expiring               Aggregate
                   10/02        10/97     $8,438           8          0          8          0
WorldRes, Inc.     Series C
                   Preferred
                   shares       12/97     62,077     229,685    229,685    229,685    229,685
WorldRes, Inc.     Interest     10/97       $851          --         --        851        851

Medical/Biotechnology
---------------------
ADESSO Specialty   Series D
 Services          Preferred
 Organization Inc. shares       12/97    119,047     999,995    999,995    999,995    999,995
Avalon Imaging,    Series D
 Inc.              Preferred
                   shares       12/98     75,690      90,071     90,071         --         --
Biex, Inc.         Series A
                   Preferred
                   shares       07/93    128,205      83,333    320,513     83,333    320,513
Biex, Inc.         Series B
                   Preferred
                   shares       10/94     63,907      63,907    159,768     63,907    159,768
Biex, Inc.         Series B
                   Preferred
                   share
                   warrant
                   at $1.00;
                   expiring
                   10/99        10/94     23,540           8     35,310          8     35,310
Biex, Inc.         Series C
                   Preferred
                   shares       06/95     83,334      83,334    208,335     83,334    208,335
Biex, Inc.         Series C
                   Preferred
                   shares       12/95     83,333      83,333    208,333     83,333    208,333
Biex, Inc.         Series C
                   Preferred
                   shares       04/96     83,333      83,333    208,333     83,333    208,333
Biex, Inc.         Series D
                   Preferred
                   shares       08/96    111,115     166,673    277,788    166,673    277,788
Biex, Inc.         Series D
                   Preferred
                   shares       03/97     44,446      66,669    111,115     66,669    111,115
Biex, Inc.         Series E
                   Preferred
                   shares       08/97     13,333      33,334     33,332     33,334     33,332

Biex, Inc.         Series E
                   Preferred
                   share
                   warrant
                   at $2.50;
                   expiring
                   10/03        10/98     35,250           0          0         --         --
ConjuChem, Inc.    Series B
(formerly RedCell, Preferred
 Inc.)             shares       12/94    132,979           0          0    125,000          0
ConjuChem, Inc.    Series C
(formerly RedCell, Preferred
 Inc.)             share
                   warrant at
                   an exercise
                   price to be           $13,495
                   determined;           aggregate
                   expiring              purchase
                   07/01        07/96    price             0          0          0          0
ConjuChem, Inc.
(formerly RedCell, Convertible
 Inc.)             note (1)     07/96    $89,966           0          0     95,170     95,170
CV Therapeutics,   Common       03/94 &
 Inc.              shares       03/96     37,693     685,320    178,099    685,320    342,252
Endocare, Inc.     Common
                   shares       08/96        250         750        497        750        895
Endocare, Inc.     Common
                   share
                   warrant
                   at $3.00;
                   expiring
                   08/01        08/96      3,750           0          0          0      1,631
Endocare, Inc.     Common
                   shares       01/97      1,750       6,125      3,479      6,125      6,265
Endocare, Inc.     Common
                   shares       01/97      8,300      20,750     16,500     20,750     28,142
Endocare, Inc.     Common
                   shares       04/98     35,714     124,999     70,999         --         --
Endocardial        Common
 Solutions, Inc.   shares       09/97      5,714      80,710     58,140     80,710     57,140
Hybridon, Inc.     Common
                   shares       03/98      1,204      42,161      1,821         --         --

Inhale Therapeutic Common
 Systems, Inc.     shares       12/95      4,125      46,922    134,941     46,922    106,631
Inhale Therapeutic Common
 Systems, Inc.     shares       03/96      6,270     105,023    205,111    105,023    162,080
Inhale Therapeutic Common
 Systems, Inc.     shares       01/97     10,470     202,856    342,505    202,856    270,650
Inhale Therapeutic Common
 Systems, Inc.     shares       03/97      8,087     162,751    264,550    162,751    209,049
Intella            Common
 Interventional    shares
 Systems, Inc.                  02/93      8,715         436     13,944        436     13,944
Intella            Series A
 Interventional    Preferred
 Systems, Inc.     shares       02/93      4,358       2,179      6,973      2,179      6,973
Molecular          Common
 Geriatrics        shares
 Corporation                    09/93     23,585     125,000     47,170    125,000     47,170
Neurex Corporation Common
                   shares       09/96      3,379          --         --     70,959     45,448
Penederm, Inc.     Common
                   shares       02/97      2,784          --         --     48,024     27,422
Periodontix,       Series A
 Inc.              Preferred
                   shares       02/98    106,122     259,999    259,999         --         --
Pharmos            Common       04/95 &
 Corporation       shares       11/95     60,331      45,248     95,444     45,248    121,266
Physiometrix,      Common
 Inc.              shares       04/96    270,791     490,025    144,185    490,025    490,792
UroGen Corp.       Convertible
                   note (1)     06/98   $250,000     260,407    260,407         --         --
UroGen Corp.       Series B
                   Common
                   share
                   warrant
                   at $0.74;
                   expiring
                   06/03        06/98    125,000           0          0         --         --

Microelectronics
----------------
KOR Electronics,   Series C
 Inc.              Convertible
                   Preferred
                   shares       11/89    177,778           0          0          0          0
KOR Electronics,   Series D
 Inc.              Preferred
                   shares       02/91  1,285,714           0          0          0          0
KOR Electronics,   Common
 Inc.              shares       01/94    670,036           0          0          0          0
KOR Electronic,    Series E
 Inc.              Preferred
                   shares       01/94  1,130,390   1,130,390    847,793  1,130,390    847,793
KOR Electronics,   Common share
 Inc.              warrant at
                   $.35;
                   expiring
                   08/99        08/94    257,143           0          0          0          0
KOR Electronics,   Series D
 Inc.              Preferred
                   shares       07/95    977,142           0          0          0          0

Retail/Consumer Products
------------------------
Yes! Entertainment Common
 Corporation       shares       06/95     66,666           0      3,067    199,998    110,399

Venture Capital Limited Partnership Investments
-----------------------------------------------
El Dorado          Ltd.
 Ventures III, L.P.Partnership
                   interests  various   $250,000     212,460    329,520    212,460    331,186
Medical Science    Ltd.
 Partners, L.P.    Partnership
                   interests  various   $500,000     318,583    383,845    366,266    542,834
Newtek             Ltd.
 Ventures II, L.P. Partnership
                   interests  various   $833,764     304,178    739,207    274,178    472,201
Onset Enterprises  Ltd.
 Associates, L.P.  Partnership
                   interests  various   $485,000      30,000     66,243          0     89,614

Utah Ventures      Ltd.
 Limited           Partnership
  Partnership      interests  various   $250,000      41,117     71,850     41,117     99,897
                                                  ---------- ---------- ---------- ----------

Total equity investments                         $12,547,986 15,647,313 12,492,981 14,234,001
                                                  ========== ========== ========== ==========

--  No investment held at end of period.
 0  Investment active with a carrying value or fair value of zero.
(1) Convertible and subordinated notes include accrued interest.
    Interest rates on such notes are 8%.

Marketable Equity Securities
----------------------------

At December 31, 1998, and 1997, marketable equity securities had aggregate costs of $3,204,508 and $3,157,615, respectively, and aggregate market values of $2,967,543 and $2,414,032, respectively. The net unrealized losses at December 31, 1998 and 1997 included gross gains of $819,176 and $350,879, respectively.

Avalon Imaging, Inc.
--------------------

In December 1998, the Partnership purchased 75,690 Series D Preferred shares for $90,071.

ConjuChem, Inc. (formerly RedCell, Inc.)
----------------------------------------

In December 1998, the Partnership wrote off the cost basis and fair market value of its investment in the company and realized a loss of $222,263. This was based upon the opinion of the Managing General Partners that the operating status of the company indicated a permanent decline in value.

Endocare, Inc.
--------------

In April 1998, the Partnership purchased 35,714 common shares for $124,999 in a private placement. At December 31, 1998, the Partnership recorded a $70,457 decrease in the fair value of its investment based on the publicly traded market price of the company's common shares.

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

Neurex Corporation
------------------

In 1998, the Partnership sold its entire investment for total proceeds of $72,944 and realized a loss of $3,537.

Periodontix, Inc.
-----------------

In February 1998, the Partnership purchased 106,122 Series C Preferred shares for $259,999.

Splash Technology Holdings, Inc.
--------------------------------

In August 1998, the Partnership realized a gain of $281,625 on receipt of previously escrowed sales proceeds which arose from the sale of its investment in Quintar Corporation to the company.

UroGen Corp.
------------

In June 1998, the Partnership issued $250,000 in convertible notes receivable to the company and received a warrant to purchase 125,000 common shares at $0.74 per share prior to June 2005.

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

In January 1999, the company and Hearst New Media & Technology, a wholly owned unit of the Hearst Corporation, announced the formation of a joint venture which will be a leading online community for women on the Web.

Yes! Entertainment Corporation
------------------------------

In December 1998, the Partnership wrote off the cost basis of its investment in the company and realized a loss of $199,998. This was based upon the opinion of the Managing General Partners that the operating status of the company indicated a permanent decline in value.

Venture Capital Limited Partnership Investments
-----------------------------------------------

The Partnership made additional investments totaling $60,000 in venture capital limited partnerships during the year ended December 31, 1998. The Partnership also received stock distributions of Hybridon, Inc. and Neurex Corporation with fair values of $42,161 and $5,522, respectively, which were recorded as returns of capital.

The Partnership recorded a $42,616 increase in fair value as a result of a net increase in the fair value of the underlying investments.

Other Equity Investments
------------------------

Other significant changes reflected above relate to market value fluctuations or the elimination of a discount relating to selling restrictions for publicly traded portfolio companies. Portions of the Partnership's Physiometrix, Inc., and Thermatrix Inc.
shares are restricted.

5.  Change in Net Unrealized Fair Value of Equity Investments
    ---------------------------------------------------------

In accordance with the accounting policy as stated in Note 1, the Statements of Operations include a line item entitled "Change in net unrealized fair value of equity investments." The table below discloses details of the changes:

                                         For the Years Ended December 31,
                                        ----------------------------------
                                         1998          1997          1996
                                        ------        ------        ------
(Decrease) increase in fair value
 from cost of marketable equity
 securities                         $ (236,965)     (743,583)    5,609,313

Increase in fair value from cost
 of non-marketable equity
 securities                          3,336,292     2,484,603    11,395,568
                                     ---------    ----------    ----------
Net unrealized fair value increase
 from cost at end of year            3,099,327     1,741,020    17,004,881

Net unrealized fair value increase
 from cost at beginning of year      1,741,020    17,004,881    17,778,658
                                     ---------    ----------    ----------
Change in net unrealized fair
 value of equity investments        $1,358,307   (15,263,861)     (773,777)
                                     =========    ==========    ==========

6.  Notes Receivable
    ----------------

Activity from January 1 through December 31 consisted of:

                                                   1998           1997
                                                  ------         ------
Balance, beginning of year                      $  4,501         29,137

Secured notes receivable issued                   16,598        150,500
Unsecured notes receivable issued                198,844             --
Repayments of notes receivable                   (16,598)      (164,463)
Decrease in accrued interest                        (568)       (10,673)
                                                 -------        -------
Balance, end of year                            $202,777          4,501
                                                 =======        =======

The interest rate on notes receivable at December 31, 1998, was 9.5%. There was no activity in the loan loss allowance in 1998 or 1997.

7.  Cash and Cash Equivalents
    -------------------------

Cash and cash equivalents at December 31, 1998 and 1997, consisted of:

                                            1998           1997
                                           ------         ------

Demand accounts                         $   30,009      5,543,116
Money-market and brokerage accounts      1,158,909      3,277,961
                                         ---------      ---------
  Total                                 $1,188,918      8,821,077
                                         =========      =========

At December 31, 1998, the majority of the Partnership's funds were on deposit at a single financial institution.

8.   Promissory note
     ---------------

In February 1997, the Partnership repaid a promissory note issued in 1995 totaling $1,363,332 to an unaffiliated third party. Interest expense of $14,626 and $123,245 was recorded in 1997 and 1996, respectively.

9.   Distributions
     -------------

In 1998, the Managing General Partners declared a distribution for Unit holders as of July 2, 1998 totaling $2,370,130 (payable to each partner based on their proportionate share of partner capital including unrealized gains and losses), of which $613,245 and $1,386,755 ($3.47 per unit) was paid to the General Partners and Limited Partner, respectively, in 1998. The remaining $370,130 ($0.93 per Unit) will be paid to the Limited Partners in 1999.

In 1997, the Managing General Partners declared a distribution for Unit holders as of September 30, 1977 totaling $4,000,000, of which $455,429 was paid to the General Partners in 1997 and $3,544,571 ($8.86 per Unit) was paid to the Limited Partners in 1998.

10.  Commitments and Contingencies
     -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At December 31, 1998, unfunded investment commitments to portfolio companies and venture capital limited partnerships totaled $180,056.

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

                         TECHNOLOGY FUNDING VENTURE PARTNERS IV,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner





Date:  March 29, 1999    By:       /s/Michael Brenner
                              ----------------------------------
                                      Michael Brenner
                                      Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature           Capacity                 Date
          ---------           --------                 ----

 /s/Charles R. Kokesh         President, Chief         March 29, 1999
------------------------      Executive Officer,
    Charles R. Kokesh         Chief Financial Officer,
                              and Chairman of
                              Technology Funding Inc.
                              and Managing General
                              Partner of Technology
                              Funding Ltd.



The above represents the Board of Directors of Technology Funding Inc. and the General Partners of Technology Funding Ltd.