Form 10-Q
period 1999-03-31
TECHNOLOGY FUNDING VENTURE PARTNERS IV
filed 1999-05-17
CIK 826595

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1999

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------


                                        (unaudited)
                                          March 31,         December 31,
                                            1999               1998
                                        ------------        -----------
ASSETS

Investments:
 Equity investments (cost basis
  of $13,030,875 and $12,547,986 for
  1999 and 1998, respectively)          $15,466,428         15,647,313
 Notes receivable (cost basis of
  $33,677 and $202,777 for 1999 and
  1998, respectively)                        33,677            202,777
                                         ----------         ----------
     Total investments                   15,500,105         15,850,090

Cash and cash equivalents                   641,553          1,188,918
Due from related parties                         --             29,771
Other assets                                 12,206              5,179
                                         ----------         ----------

     Total assets                       $16,153,864         17,073,958
                                         ==========         ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses   $    34,925             48,922
Due to related parties                       13,450                 --
Distributions payable                       370,130            370,130
Other liabilities                            13,971             13,914
                                         ----------         ----------

     Total liabilities                      432,476            432,966

Commitments, contingencies and
 subsequent event (Notes 3, 4, 7 and 8)

Partners' capital:
 Limited Partners
  (400,000 Units outstanding)            12,977,946         13,170,018
 General Partners                           307,889            371,647
 Net unrealized fair value increase
  from cost of equity investments         2,435,553          3,099,327
                                         ----------         ----------

     Total partners' capital             15,721,388         16,640,992
                                         ----------         ----------

     Total liabilities and
      partners' capital                 $16,153,864         17,073,958
                                         ==========         ==========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                   For the Three Months Ended March 31,
                                   ------------------------------------
                                            1999           1998
                                          --------       --------
Income:
 Notes receivable interest              $  10,284             --
 Short-term investment interest             6,132         30,753
                                          -------        -------
  Total income                             16,416         30,753

Costs and expenses:
 Management fees                           42,685         57,674
 Individual General Partners'
  compensation                              8,669          9,615
 Operating expenses
  Investment operations                    78,758        146,123
  Administrative and investor services    137,650        176,116
  Professional fees                        11,860         12,015
  Computer services                        28,436         91,932
                                          -------        -------
  Total operating expenses                256,704        426,186
                                          -------        -------
  Total costs and expenses                308,058        493,475
                                          -------        -------

Net operating loss                       (291,642)      (462,722)

 Net realized loss from
  sales of equity investments             (30,464)      (182,171)
 Realized gain from venture
  capital limited partnership
  investments                              66,276             --
                                          -------        -------
Net realized loss                        (255,830)      (644,893)

Change in net unrealized
  fair value of equity
  investments                            (663,774)       980,491
                                          -------        -------

Net (loss) income                       $(919,604)       335,598
                                          =======        =======

Net realized loss per Unit              $   (0.48)         (1.30)
                                          =======        =======

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                       For the Three Months Ended March 31,
                                       -----------------------------------
                                             1999                1998
                                          ----------         ----------
Cash flows from operating activities:
 Interest received                      $   14,764              32,130
 Cash paid to vendors                     (111,969)           (106,780)
 Cash paid to related parties             (173,835)           (473,395)
                                         ---------           ---------

  Net cash used by operating activities   (271,040)           (548,045)
                                         ---------           ---------

Cash flows from investing activities:
 Purchase of equity investments           (510,208)           (289,999)
 Notes receivable issued                   (33,333)            (16,598)
 Repayments of notes receivable            198,844                  --
 Proceeds from sales of equity
  investments                               68,372              95,096
                                         ---------           ---------

  Net cash used by
   investing activities                   (276,325)           (211,501)
                                         ---------           ---------

Cash flows from financing activities:
  Distribution to partners                      --          (3,544,571)
                                         ---------           ---------

  Net cash used by financing
   activities                                   --          (3,544,571)
                                         ---------           ---------

Net decrease in cash
  and cash equivalents                    (547,365)         (4,304,117)

Cash and cash equivalents at
  beginning of year                      1,188,918           8,821,077
                                         ---------           ---------
Cash and cash equivalents               $  641,553           4,516,960
  at March 31                            =========           =========

See accompanying notes to financial statements.

-----------------------------------------------

                                       For the Three Months Ended March 31,
                                       ------------------------------------
                                            1999                 1998
                                        -----------          -----------
Reconciliation of net (loss) income to
 net cash used by operating activities:

Net (loss) income                       $ (919,604)            335,598

Adjustments to reconcile net (loss)
 income to net cash used by operating
 activities:
  Net realized loss from sales
   of equity investments                    30,464             182,171
  Realized gain from venture
   capital limited partnership
   investments                             (66,276)                 --
  Change in net unrealized fair value
   of equity investments                   663,774            (980,491)

Changes in:
 Due to/from related parties                43,221             (87,596)
 Other changes, net                        (22,619)              2,273
                                         ---------           ---------
Net cash used by operating activities   $ (271,040)           (548,045)
                                         =========           =========


See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partners, the Balance Sheets as of March 31, 1999, and December 31, 1998, and the related Statements of Operations and Statements of Cash Flows for the three months ended March 31, 1999 and 1998, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for such period. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1998. The following notes to financial statements for activity through March 31, 1999, supplement those included in the Annual Report on Form 10-K. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.

2.     Financing of Partnership Operations
       -----------------------------------

The Managing General Partners expect cash received from the future liquidation of Partnership investments and future short-term borrowings will provide the necessary liquidity to fund Partnership operations. The Partnership may be dependent upon the financial support of the Managing General Partners to fund operations if future proceeds are not received timely. The Managing General Partners have committed to support the Partnership's working capital requirements through short-term advances as necessary.

3.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the three months ended March 31, 1999 and 1998, were as follows:

                                                 1999          1998
                                               --------      --------
   Management fees                            $ 42,685        57,674
   Individual General Partners' compensation     8,669         9,615
   Reimbursable operating expenses             165,702       318,510


Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual periodically. There were $14,019 and $40,957 due from related parties at March 31, 1999 and December 31, 1998 respectively, related to such expenses.

Amounts payable for management fees were $27,469 and $11,186 at March 31, 1999, and December 31, 1998, respectively. Pursuant to the Partnership Agreement, quarterly management fees are equal to one quarter of one percent of the fair value of Partnership assets.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. At March 31, 1999, the Partnership had an indirect interest in Endocare, Inc., Physiometrix, Inc., Thermatrix Inc., and UroGen Corp., non-transferable options with a total fair market value of $23,644.

4.     Equity Investments
       ------------------

A full listing of the Partnership's equity investments at December 31, 1998, is in the 1998 Annual
Report on Form 10-K.  Activity from January 1 through March 31, 1999, consisted of:

                                                                    January 1 through March 31, 1999
                                                                    --------------------------------
                                                          Principal
                                          Investment      Amount or        Cost           Fair
Industry/Company         Position            Date           Shares         Basis          Value
----------------         --------         ----------      ---------       -------        -------
Balance at January 1, 1999                                             $12,547,986     15,647,313
                                                                        ----------     ----------

Significant changes:

Computer Equipment Systems and Software
---------------------------------------
Pilot Network
 Services, Inc.         Common shares        02/99            4,367         56,689         63,431

Environmental
-------------
Thermatrix Inc.         Common shares        06/96        1,105,847              0       (710,811)

Information Technology
----------------------
WorldRes, Inc.          Series D
                        Preferred shares     03/99           27,273        165,002        165,002
WorldRes, Inc.          Series B and C
                        Preferred shares     01/97-12/97    128,645              0        302,315


Medical/Biotechnology
---------------------
Biex, Inc.              Series F
                        Preferred shares     03/99          132,743        345,132        345,132
Biex, Inc.              Series A, B, C,
                        D and E Preferred
                        shares               07/93-08/97    611,006              0         61,098
Endocardial Solutions,
 Inc.                   Common shares        09/97            5,714        (80,710)       (58,140)
Endocare, Inc.          Common shares        08/96-04/98     46,014              0         94,007
Inhale Therapeutic
 Systems, Inc.          Common shares        12/95-03/97     28,952              0       (207,382)
Physiometrix, Inc.      Common shares        04/96          270,791              0        248,462

Microelectronics
----------------
KOR Electronics, Inc.   Series E
                        Preferred
                        shares               01/94        1,130,390              0       (423,896)

Venture Capital Limited Partnerships
------------------------------------
Various                 Limited Partnership
                        interests            Various     $2,318,764              0        (66,276)
                                                                        ----------     ----------
Total significant changes during the three
months ended March 31, 1999                                                486,113       (187,058)

Other changes, net                                                          (3,224)         6,173
                                                                        ----------     ----------
Total equity investments at March 31, 1999                             $13,030,875     15,466,428
                                                                        ==========     ==========



Marketable Equity Securities
----------------------------

At March 31, 1999, and December 31, 1998, marketable equity securities had aggregate costs of $3,240,316, and $3,204,508, respectively, and aggregate market values of $2,656,956 and $2,967,543, respectively. The net unrealized losses at March 31, 1999, and December 31, 1998, included gross gains of $345,476 and $819,176, respectively.

Biex, Inc.
----------

In March 1999, the Partnership purchased 132,743 Series F Preferred shares for $345,132. The pricing of this round, in which third parties participated, indicated a $69,407 increase in the fair value of the Partnership's investment in the company's preferred shares and warrants.

Endocardial Solutions, Inc.
---------------------------

In March 1999, the Partnership sold its entire investment in the company for proceeds of $50,246 and realized a loss of $30,464.

KOR Electronics, Inc.
---------------------

In March 1999, the Partnership recorded a $423,896 decrease in the fair value of its investment in the company based upon the operating status of the company.

Women.com Networks
------------------

In January 1999, the company announced the formation of a joint venture with Hearst New Media & Technology, a wholly owned unit of the Hearst Corporation.

Subsequent to March 31, 1999, the Partnership purchased 8,666 Series E Preferred shares for $86,660. The pricing of this round, in which third parties participated, indicated an increase in the fair value of the Partnership's investment in the company from $460,699 to $1,486,960.

WorldRes, Inc.
--------------

In March 1999, the Partnership made an additional investment in the company by purchasing 27,273 Series D Preferred shares for $165,002. The pricing of this round, in which third parties participated, indicated a $318,165 increase in the fair value of the Partnership's investment in the company's preferred shares and warrants.

Venture Capital Limited Partnerships
------------------------------------

The Partnership received stock distributions of Pilot Network Services, Inc. and Rogue Wave Software, Inc. with fair values totaling $66,276.
These distributions were recorded as realized gains. The Partnership recorded a $66,276 decrease in the fair value of the underlying investments of the partnerships as a result of the distributions.

Other Equity Investments
------------------------

Other significant changes reflected above relate to market value fluctuations or the elimination of a discount relating to selling restrictions for publicly traded portfolio companies. Portions of the Partnership's Thermatrix, Inc. shares are restricted.

5.     Notes Receivable
       ----------------

Activity from January 1, 1999, through March 31, 1999, consisted of:

Balance at January 1, 1999                                  $202,777

1999 activity:
  Notes receivable issued                                     33,333
  Repayments of notes receivable                            (198,844)
  Change in interest receivable                               (3,589)
                                                             -------

Balance at March 31, 1999                                   $ 33,677
                                                             =======


6.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at March 31, 1999 and December 31, 1998 consisted of:


                                                 1999             1998
                                                ------           ------

Demand accounts                               $    356            30,009
Money-Market accounts                          641,197         1,158,909
                                               -------         ---------

     Total                                    $641,553         1,188,918
                                               =======         =========


At March 31, 1999, the majority of the Partnership's funds were on deposit at a single financial institution.

7.     Distributions
       -------------

At March 31, 1999, distributions of $370,130, declared in 1998, were payable to Limited Partners.

8.     Commitments and Contingencies
       -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At March 31, 1999, the Partnership had the following unfunded commitments:


TYPE
----
Notes receivable                                      $ 87,000
Line of credit guarantees                              615,550
Venture capital limited partnership investments         41,150
                                                       -------
     Total                                            $743,700
                                                       =======

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

During the three months ended March 31, 1999, net cash used by operating activities totaled $271,040. The Partnership paid management fees of $26,402 to the Managing General Partners and reimbursed related parties for operating expenses of $138,764 in 1999. In addition, $8,669 was paid to the Individual General Partners as compensation for their services. Other operating expenses of $111,969 were paid and interest income of $14,764 was received.

During the three months ended March 31, 1999, the Partnership funded equity investments of $510,208 primarily to portfolio companies in the information technology and medical/biotechnology industries and issued $33,333 in notes receivable to a portfolio company in the environmental industry. Proceeds from the sales of equity investments were $68,372 and repayments of notes receivable were $198,844. At March 31, 1999, the Partnership's unfunded commitments totaled $743,700.

Cash and cash equivalents at March 31, 1999, were $641,553. Future proceeds from investment sales and future short-term borrowings along with Managing General Partner support are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net loss was $919,604 for the quarter ended March 31, 1999, compared to net income of $335,598 during the same period in 1998. The change was primarily due to a decrease of $1,644,265 in the change in net unrealized fair value of equity investments. This change was partially offset by a $169,482 decrease in operating expenses and a $151,707 decrease in realized losses from sales of equity investments.

During the quarter ended March 31, 1999, the decrease in equity investment fair value of $663,774 was primarily attributable to decreases in portfolio companies in the environmental and microelectronics industries, partially offset by increases in portfolio companies in the information technology and medical/biotechnology industries. During the same period in 1998, the increase in fair value of equity investments of $980,491 was primarily attributable to increases in portfolio companies in the environmental industry, partially offset by decreases in the communications industry.

Total operating expenses were $256,704 and $426,186 for the quarters ended March 31, 1999 and 1998, respectively. The decrease is primarily attributable to decreased investment monitoring activity and decreased computer expenses.

Net realized loss from sales of equity investments was $30,464 for the quarter ended March 31, 1999, as compared to a net realized loss of $182,171 for the quarter ended March 31, 1998. The loss in 1999 resulted from the sale of Endocardial Solutions, Inc. The loss in 1998 primarily related to the sale of NetChannel, Inc.

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

The Cost to Address Year 2000 Issues
------------------------------------

Expenditures in 1999 to date related to Year 2000 issues were not material to the Partnership's financial statements. TFI expects that additional expenditures for Year 2000 compliance will not be material to the Partnership.

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

II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended March 31, 1999.

(b) Financial Data Schedule for the three months ended and as of March 31, 1999 (Exhibit 27).

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

                         TECHNOLOGY FUNDING VENTURE PARTNERS IV,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  May 14, 1999      By:      /s/Michael R. Brenner
                            -------------------------------------------
                                     Michael R. Brenner
                                     Controller