Form 10-Q
period 1999-06-30
TECHNOLOGY FUNDING VENTURE PARTNERS IV
filed 1999-08-16
CIK 826595

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 1999

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------


                                         (unaudited)
                                           June 30,         December 31,
                                            1999               1998
                                         -----------        -----------
ASSETS

Investments:
 Equity investments (cost basis
  of $13,282,887 and $12,547,986 for
  1999 and 1998, respectively)          $17,070,662         15,647,313
 Notes receivable (cost basis of
  $189,239 and $202,777 for 1999 and
  1998, respectively)                       189,239            202,777
                                         ----------         ----------
     Total investments                   17,259,901         15,850,090

Cash and cash equivalents                     7,134          1,188,918
Due from related parties                         --             29,771
Other assets                                 15,177              5,179
                                         ----------         ----------

     Total assets                       $17,282,212         17,073,958
                                         ==========         ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses   $    73,403             48,922
Due to related parties                       59,826                 --
Distributions payable                       370,130            370,130
Other liabilities                            14,269             13,914
                                         ----------         ----------

     Total liabilities                      517,628            432,966

Commitments, contingencies and
 subsequent event (Notes 3, 7, 8,
 and 9)

Partners' capital:
 Limited Partners
  (400,000 Units outstanding)            12,742,257         13,170,018
 General Partners                           234,552            371,647
 Net unrealized fair value increase
  from cost of equity investments         3,787,775          3,099,327
                                         ----------         ----------

     Total partners' capital             16,764,584         16,640,992
                                         ----------         ----------

     Total liabilities and
      partners' capital                 $17,282,212         17,073,958
                                         ==========         ==========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                               For the Three                 For the Six
                                               Months Ended                  Months Ended
                                                 June 30,                      June 30,
                                        -------------------------       ----------------------
                                            1999          1998            1999          1998
                                            ----          ----            ----          ----
Income:
 Notes receivable interest             $   10,836             --          21,120           --
 Short-term investment interest             1,252         29,841           7,384       60,594
                                        ---------      ---------         -------    ---------
  Total income                             12,088         29,841          28,504       60,594

Costs and expenses:
 Management fees                           40,385         49,425          83,070      107,099
 Individual General Partners'
  compensation                             11,337         10,301          20,006       19,916
 Operating expenses:
  Administrative and investor services    181,491        142,037         319,141      318,153
  Investment operations                    65,611         45,924         144,369      192,047
  Professional fees                        49,889         19,380          61,749       31,395
  Computer services                        30,478         34,865          58,914      126,797
                                        ---------      ---------         -------    ---------
     Total operating expenses             327,469        242,206         584,173      668,392
                                        ---------      ---------         -------    ---------
     Total costs and expenses             379,191        301,932         687,249      795,407
                                        ---------      ---------         -------    ---------
Net operating loss                       (367,103)      (272,091)       (658,745)    (734,813)


 Realized gain (loss) from
  sales of equity investments                  --         73,410         (30,464)    (108,761)
 Net realized gain from venture
  capital limited partnership
  investments                              60,692             --         126,968           --
 Realized losses from investment
  write-downs                              (2,615)            --          (2,615)          --
 Recoveries from investments
  previously written off                       --          3,650              --        3,650
                                        ---------      ---------         -------    ---------
Net realized loss                        (309,026)      (195,031)       (564,856)    (839,924)

Change in net unrealized
  fair value of equity investments      1,352,222      1,771,262         688,448    2,751,753
                                        ---------      ---------         -------    ---------

Net income                             $1,043,196      1,576,231         123,592    1,911,829
                                        =========      =========         =======    =========

Net realized loss per Unit             $    (0.59)         (0.39)          (1.07)       (1.68)
                                        =========      =========         =======    =========

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                         For the Six Months Ended June 30,
                                         --------------------------------
                                             1999                1998
                                          ----------         ----------
Cash flows from operating activities:
 Interest received                      $   16,015              60,902
 Cash paid to vendors                     (215,259)           (113,938)
 Cash paid to related parties             (367,555)           (828,137)
                                         ---------           ---------

  Net cash used by operating activities   (566,799)           (881,173)
                                         ---------           ---------

Cash flows from investing activities:
 Purchase of equity investments           (698,868)           (979,997)
 Notes receivable issued                  (183,333)            (16,598)
 Repayments of notes receivable            198,844             204,848
 Proceeds from sales of equity
  investments                               68,372             319,860
 Recoveries from investments previously
  written off                                   --               3,650
                                         ---------           ---------

  Net cash used by
   investing activities                   (614,985)           (468,237)
                                         ---------           ---------

Cash flows from financing activities:
  Distribution to partners                      --          (3,544,571)
                                         ---------           ---------

  Net cash used by financing
   activities                                   --          (3,544,571)
                                         ---------           ---------

Net decrease in cash
  and cash equivalents                  (1,181,784)         (4,893,981)

Cash and cash equivalents at
  beginning of year                      1,188,918           8,821,077
                                         ---------           ---------
Cash and cash equivalents               $    7,134           3,927,096
  at June 30                             =========           =========

See accompanying notes to financial statements.

-----------------------------------------------

                                       For the Six Months Ended June 30,
                                       ------------------------------------
                                            1999                 1998
                                        -----------          -----------
Reconciliation of net income to net
 cash used by operating activities:

Net income                              $  123,592           1,911,829

Adjustments to reconcile net income
 to net cash used by operating
 activities:
  Net realized loss from sales
   of equity investments                    30,464             108,761
  Realized gain from venture
   capital limited partnership
   investments                            (126,968)                 --
  Realized losses from investment
   write-downs                               2,615                  --
  Recoveries from investments previously
   written off                                  --              (3,650)
  Change in net unrealized fair value
   of equity investments                  (688,448)         (2,751,753)

Changes in:
 Due to/from related parties                89,597            (136,310)
 Other changes, net                          2,349             (10,050)
                                         ---------           ---------
Net cash used by operating activities   $ (566,799)           (881,173)
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

In April 1999, the Management Committee of the Partnership extended the term of the Partnership to December 31, 2001.

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

3.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the six months ended June 30, 1999 and 1998, were as follows:

                                                 1999          1998
                                               --------      --------
                                              <C
   Management fees                            $ 83,070       107,099
   Individual General Partners' compensation    20,006        19,916
   Reimbursable operating expenses             354,076       564,812


Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual periodically. There were $46,364 due to and $40,957 due from related parties at June 30, 1999 and December 31, 1998 respectively, related to such expenses.


Amounts payable for management fees were $13,462 and $11,186 at June 30, 1999, and December 31, 1998, respectively. Pursuant to the Partnership Agreement, quarterly management fees are equal to one quarter of one percent of the fair value of Partnership assets.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. At June 30, 1999, the Partnership had an indirect interest in Endocare, Inc., Physiometrix, Inc., Thermatrix Inc., and UroGen Corp., non-transferable options with a total fair market value of $43,417.

4.     Equity Investments
       ------------------

A full listing of the Partnership's equity investments at December 31, 1998, is in the 1998 Annual
Report on Form 10-K.  Activity from January 1 through June 30, 1999, consisted of:

                                                                     January 1 through June 30, 1999
                                                                     -------------------------------
                                                          Principal
                                          Investment      Amount or        Cost           Fair
Industry/Company         Position            Date           Shares         Basis          Value
----------------         --------         ----------      ---------       -------        -------
Balance at January 1, 1999                                             $12,547,986     15,647,313
                                                                        ----------     ----------

Significant changes:

Communications
--------------

Women.com Networks      Series A
                        Preferred
                        shares               02/96            6,098              0         40,918
Women.com Networks      Series B
                        Preferred
                        shares               02/96            7,452              0         50,003
Women.com Networks      Series C
                        Preferred
                        shares               07/97           35,295              0        236,829
Women.com Networks      Series D
                        Preferred
                        shares               06/98           91,185              0        611,851
Women.com Networks      Series E
                        Preferred
                        shares               05/99            8,666         86,660         86,660


Computer Equipment Systems and Software
---------------------------------------
Pilot Network
 Services, Inc.         Common shares        02/99 &          4,367         56,689         43,087
                                             05/99            3,393         60,692         32,700

Environmental
-------------
Naiad Technologies,     Series A, B and
 Inc.                   C Preferred
                        shares               12/95-11/97    161,832              0       (215,753)
Thermatrix Inc.         Common shares        06/96        1,105,847              0        349,277

Information Technology
----------------------
WorldRes, Inc.          Series B and C
                        Preferred shares     01/97-12/97    128,645              0        302,315
WorldRes, Inc.          Series D
                        Preferred shares     03/99           27,273        165,002        165,002

Medical/Biotechnology
---------------------
Biex, Inc.              Series A, B, C,
                        D and E Preferred
                        shares               07/93-08/97    629,794              0        109,942
Biex, Inc.              Series F
                        Preferred shares     03/99          132,743        345,132        345,132
Endocardial Solutions,
 Inc.                   Common shares        09/97            5,714        (80,710)       (58,140)
Endocare, Inc.          Common shares        08/96-04/98     46,014              0        131,117
Inhale Therapeutic
 Systems, Inc.          Common shares        12/95-03/97     28,952              0       (263,116)
UroGen Corp.            Convertible note     06/98         $250,000       (260,401)      (260,401)
UroGen Corp.            Common shares        06/99          438,366        320,242        112,222

Microelectronics
----------------
KOR Electronics, Inc.   Series E
                        Preferred
                        shares               01/94        1,130,390              0       (423,896)

Venture Capital Limited Partnerships
------------------------------------
Various                 Limited Partnership
                        interests            Various     $2,333,764         15,000        (96,711)
                                                                        ----------     ----------
Total significant changes during the six
months ended June 30, 1999                                                 708,306      1,299,038

Other changes, net                                                          26,595        124,311
                                                                        ----------     ----------
Total equity investments at June 30, 1999                              $13,282,887     17,070,662
                                                                        ==========     ==========



Marketable Equity Securities
----------------------------

At June 30,1999 and December 31, 1998, marketable equity securities had aggregate costs of $3,303,758, and $3,204,508, respectively, and aggregate market values of $2,880,182 and $2,967,543, respectively. The net unrealized losses at June 30, 1999, and December 31, 1998, included gross gains of $648,570 and $819,176, respectively.

Biex, Inc.
----------

In March 1999, the Partnership purchased 132,743 Series F Preferred shares for $345,132. The pricing of this round, in which third parties participated, indicated a $69,407 increase in the fair value of the Partnership's investment in the company's preferred shares and warrants. In May 1999, the Partnership received a stock dividend of 18,787 Preferred shares with a fair value of $48,854.

Endocardial Solutions, Inc.
---------------------------

In March 1999, the Partnership sold its entire investment in the company for proceeds of $50,246 and realized a loss of $30,464.

KOR Electronics, Inc.
---------------------

In March 1999, the Partnership recorded a $423,896 decrease in the fair value of its investment in the company based upon the operating status of the company.

Naiad Technologies, Inc.
-----------------------------

In June 1999, the Partnership recorded a $215,753 decrease in the fair value of its investment based upon the Managing General Partners' assessment of the operating status of the company.

UroGen Corp.
------------

In April 1999, the Partnership issued a $50,000 convertible note to the company. In June 1999, this note together with previously issued notes and accrued interest thereon totaling $320,242 were converted to 438,366 common shares.

Women.com Networks
------------------

In May 1999, the Partnership purchased 8,666 Series E Preferred shares for $86,660. The pricing of this round, in which third parties participated, indicated a $939,601 increase in the fair value of the Partnership's existing investment.

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

Venture Capital Limited Partnerships
------------------------------------

The Partnership received stock distributions of Pilot Network Services, Inc. and Rogue Wave Software, Inc. with fair values totaling $126,968. These distributions were recorded as realized gains. The Partnership recorded a $96,711 net decrease in fair value as a result of distributions from the partnerships which were partially offset by an increase in the fair value of the underlying investments of the partnerships.

Other Equity Investments
------------------------

Other significant changes reflected above relate to market value fluctuations or the elimination of a discount relating to selling restrictions for publicly traded portfolio companies. Portions of the Partnership's Physiometrix, Inc. and Thermatrix Inc. shares are restricted.

5.     Notes Receivable
       ----------------

Activity from January 1, 1999, through June 30, 1999, consisted of:

Balance at January 1, 1999                                  $202,777

1999 activity:
  Notes issued                                               183,333
  Repayments of notes                                       (198,844)
  Change in interest receivable                                1,973
                                                             -------
Balance at June 30, 1999                                    $189,239
                                                             =======

The interest rate on notes issued in 1999 is 12%.

6.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at June 30, 1999 and December 31, 1998 consisted of:

                                                 1999             1998
                                                ------           ------
Demand accounts                                 $  597            30,009
Money-Market accounts                            6,537         1,158,909
                                                 -----         ---------
     Total                                      $7,134         1,188,918
                                                 =====         =========

At June 30, 1999, the majority of the Partnership's funds were on deposit at a single financial institution.

7.     Distributions
       -------------

At June 30, 1999, distributions of $370,130, declared in 1998, were payable to Limited Partners.

8.     Short-Term Borrowings
       ---------------------

The Partnership has a borrowing account with a financial institution. At June 30, 1999, the borrowing capacity of this account, which fluctuates based on collateral value, was $341,995 and there were no outstanding borrowings; as of August 12, 1999, the outstanding balance was $230,505. Interest is charged at the prime rate plus one-half percent. The Partnership's investment in Inhale Therapeutic Systems, Inc. is pledged as collateral.

9.     Commitments and Contingencies
       -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At June 30, 1999, the Partnership had the following unfunded commitments:


TYPE
----
Line of credit guarantees                             $615,550
Venture capital limited partnership investments         26,150
                                                       -------
     Total                                            $641,700
                                                       =======

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

During the six months ended June 30, 1999, net cash used by operating activities totaled $566,799. The Partnership paid management fees of $80,794 to the Managing General Partners and reimbursed related parties for operating expenses of $266,755 in 1999. In addition, $20,006 was paid to the Individual General Partners as compensation for their services. Other operating expenses of $215,259 were paid and interest income of $16,015 was received.

During the six months ended June 30, 1999, the Partnership funded equity investments of $698,868 primarily to portfolio companies in the communications, information technology and medical/biotechnology industries and issued $183,333 in notes receivable to portfolio companies in the environmental and medical/biotechnology industries. Proceeds from the sales of equity investments were $68,372 and repayments of notes receivable were $198,844. At June 30, 1999, the Partnership's unfunded commitments totaled $641,700.

The Partnership has a borrowing account with a financial institution. The borrowing capacity of this account, which fluctuates based on collateral value, was $341,995 at June 30, 1999 and there were no outstanding borrowings. As of August 12, 1999, the outstanding balance was $230,505. The Partnership's investment in Inhale Therapeutic Systems, Inc. is pledged as collateral.

Cash and cash equivalents at June 30, 1999, were $7,134. Future proceeds from investment sales and future short-term borrowings along with Managing General Partner support are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

    Current quarter compared to corresponding quarter in the preceding year
    -----------------------------------------------------------------------

Net income was $1,043,196 for the quarter ended June 30, 1999, compared to net income of $1,576,231 during the same period in 1998. The change was primarily due to a decrease of $419,040 in the net unrealized fair value of equity investments and a $85,263 increase in operating expenses.

During the quarter ended June 30, 1999, the increase in equity investment fair value of $1,352,222 was primarily attributable to increases in portfolio companies in the communications and environmental industries, partially offset by decreases in portfolio companies in the medical/biotechnology industry. During the same period in 1998, the increase in fair value of equity investments of $1,771,262 was primarily attributable to increases in portfolio companies in the environmental industry, partially offset by decreases in the communications industry.

Total operating expenses were $327,469 and $242,206 for the quarters ended June 30, 1999 and 1998, respectively. The increase is primarily attributable to increased investment monitoring activity , administrative overhead and professional fees.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

    Current six months compared to corresponding six months in the
    --------------------------------------------------------------
    preceding year
    --------------

Net income was $123,592 for the six months ended June 30, 1999, compared to net income of $1,911,829 during the same period in 1998. The change was primarily due to a decrease of $2,063,305 in the net unrealized fair value of equity investments, partially offset by a $84,219 decrease in operating expenses.

During the six months ended June 30, 1999, the increase in equity investment fair value of $688,448 was mainly attributable to portfolio companies in the communications and information technology industries, partially offset by decreases in the microelectronics industry. During the same period in 1998, the increase of $2,751,753 was primarily attributable to portfolio companies in the environmental industry.

Total operating expenses were $584,173 and $668,392 for the six months ended June 30, 1999 and 1998, respectively. The decrease is attributable to decreased investment monitoring activities and computer expenses.


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

As part of Year 2000 evaluation, TFI has also assembled a database listing its significant suppliers to assess the extent to which it needs to prepare for any of those parties' potential failure to remediate their Year 2000 compliance issues. TFI reviewed public Year 2000 statements of those suppliers and sent questionnaires to mission-critical vendors whose public statements were not adequate for assessment. All mission-critical vendors have responded that they expect to be Year 2000 compliant barring any unforeseen circumstances. TFI will continue to monitor its significant suppliers as part of its Year 2000 evaluation. However, there can be no guarantee that the systems of other companies on which TFI relies will be timely converted, or that failure to convert will not have a material adverse effect on the Partnership and its operations. TFI is also working with the Partnership's portfolio companies to determine the extent to which their operations are vulnerable to Year 2000 issues. There can be no guarantee that the systems of portfolio companies in which the Partnership has invested will be timely converted, or that their failure to convert will not have a material adverse effect on the Partnership.

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


II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended June 30, 1999.

(b) Financial Data Schedule for the six months ended and as of June 30, 1999 (Exhibit 27).

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

                         TECHNOLOGY FUNDING VENTURE PARTNERS IV,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  August 13, 1999   By:      /s/Michael R. Brenner
                            -------------------------------------------
                                     Michael R. Brenner
                                     Controller