Form 10-Q
period 1999-09-30
TECHNOLOGY FUNDING VENTURE PARTNERS IV
filed 1999-11-15
CIK 826595

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1999

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


                                         (unaudited)
                                         September 30,      December 31,
                                            1999               1998
                                         ------------       -----------
ASSETS

Investments:
 Equity investments (cost basis
  of $12,547,728 and $12,547,986 for
  1999 and 1998, respectively)          $15,319,392         15,647,313
 Notes receivable (cost basis of
  $194,861 and $202,777 for 1999 and
  1998, respectively)                       194,861            202,777
                                         ----------         ----------
     Total investments                   15,514,253         15,850,090

Cash and cash equivalents                    16,895          1,188,918
Due from related parties                      1,663             29,771
Other assets                                  6,517              5,179
                                         ----------         ----------

     Total assets                       $15,539,328         17,073,958
                                         ==========         ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses   $   100,770             48,922
Distributions payable                       370,130            370,130
Short-term borrowings                        82,291                 --
Other liabilities                            14,269             13,914
                                         ----------         ----------

     Total liabilities                      567,460            432,966

Commitments, contingencies and
 subsequent events (Notes 3, 4, 7, 8,
 and 9)

Partners' capital:
 Limited Partners
  (400,000 Units outstanding)            12,120,973         13,170,018
 General Partners                            79,231            371,647
 Net unrealized fair value increase
  from cost of equity investments         2,771,664          3,099,327
                                         ----------         ----------

     Total partners' capital             14,971,868         16,640,992
                                         ----------         ----------

     Total liabilities and
      partners' capital                 $15,539,328         17,073,958
                                         ==========         ==========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                               For the Three                 For the Nine
                                               Months Ended                  Months Ended
                                               September 30,                 September 30,
                                        -------------------------       ----------------------
                                            1999          1998            1999          1998
                                            ----          ----            ----          ----
Income:
 Notes receivable interest            $     6,368          4,954          27,488        4,954
 Short-term investment interest               140         25,794           7,524       86,388
                                        ---------      ---------       ---------    ---------
  Total income                              6,508         30,748          35,012       91,342

Costs and expenses:
 Management fees                           43,205         57,293         126,275      164,392
 Individual General Partners'
  compensation                             12,359         14,031          32,365       33,947
 Operating expenses:
  Administrative and investor services    154,343        292,926         473,484      609,451
  Investment operations                    58,956         90,001         203,325      283,676
  Professional fees                        13,949         37,796          75,698       69,191
  Computer services                        39,011         52,925          97,925      179,722
  Interest expense                          4,280             --           4,280           --
                                        ---------      ---------       ---------    ---------
     Total operating expenses             270,539        473,648         854,712    1,142,040
                                        ---------      ---------       ---------    ---------
     Total costs and expenses             326,103        544,972       1,013,352    1,340,379
                                        ---------      ---------       ---------    ---------
Net operating loss                       (319,595)      (514,224)       (978,340)  (1,249,037)


 Realized (loss) gain from
  sales of equity investments            (457,010)       287,163        (487,474)     178,402
 Net realized gain from venture
  capital limited partnership
  investments                                  --             --         126,968           --
 Realized losses from investment
  write-downs                                  --             --          (2,615)          --
 Recoveries from investments
  previously written off                       --             --              --        3,650
                                        ---------      ---------       ---------    ---------
Net realized loss                        (776,605)      (227,061)     (1,341,461)  (1,066,985)

Change in net unrealized
  fair value of equity investments     (1,016,111)    (2,221,396)       (327,663)     530,357
                                        ---------      ---------       ---------    ---------

Net loss                              $(1,792,716)    (2,448,457)     (1,669,124)    (536,628)
                                        =========      =========       =========    =========

Net realized loss per Unit            $     (1.55)          (.45)          (2.62)       (2.13)
                                        =========      =========       =========    =========

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                               For the Nine Months
                                               Ended September 30,
                                          -----------------------------
                                             1999                1998
                                          ----------         ----------
Cash flows from operating activities:
 Interest received                      $   16,155              86,504
 Cash paid to vendors                     (284,358)           (162,608)
 Cash paid to related parties             (645,741)         (1,290,173)
 Interest paid for short-term borrowings    (4,280)                 --
                                         ---------           ---------
  Net cash used by operating activities   (918,224)         (1,366,277)
                                         ---------           ---------
Cash flows from investing activities:
 Purchase of equity investments           (698,868)           (979,997)
 Notes receivable issued                  (183,333)            (16,598)
 Repayments of notes receivable            198,844             204,848
 Proceeds from sales of equity
  investments                              347,267             612,545
 Recoveries from investments previously
  written off                                   --               3,650
                                         ---------           ---------
  Net cash used by
   investing activities                   (336,090)           (175,552)
                                         ---------           ---------
Cash flows from financing activities:
 Distribution to partners                       --          (4,157,816)
 Proceeds from short-term
   borrowings, net                          82,291                  --
                                         ---------           ---------
  Net cash provided (used) by
   financing activities                     82,291          (4,157,816)
                                         ---------           ---------
Net decrease in cash
  and cash equivalents                  (1,172,023)         (5,699,645)

Cash and cash equivalents at
  beginning of year                      1,188,918           8,821,077
                                         ---------           ---------
Cash and cash equivalents               $   16,895           3,121,432
  at September 30                        =========           =========

See accompanying notes to financial statements.

-----------------------------------------------

                                               For the Nine Months
                                               Ended September 30,
                                          -----------------------------
                                             1999                1998
                                          ----------         ----------
Reconciliation of net loss to net
 cash used by operating activities:

Net loss                               $(1,669,124)           (536,628)

Adjustments to reconcile net loss
 to net cash used by operating
 activities:
  Net realized loss (gain) from sales
   of equity investments                   487,474            (178,402)
  Realized gain from venture
   capital limited partnership
   investments                            (126,968)                 --
  Realized losses from investment
   write-downs                               2,615                  --
  Recoveries from investments previously
   written off                                  --              (3,650)
  Change in net unrealized fair value
   of equity investments                   327,663            (530,357)

Changes in:
 Due to/from related parties                28,108            (120,160)
 Other changes, net                         32,008               2,920
                                         ---------           ---------
Net cash used by operating activities  $  (918,224)         (1,366,277)
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

3.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the nine months ended September 30, 1999 and 1998, were as follows:

                                                 1999          1998
                                               --------      --------
                                              <C
   Management fees                            $126,275       164,392
   Individual General Partners' compensation    32,365        33,947
   Reimbursable operating expenses             515,209       971,674


Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual periodically. There were $17,945 and $40,957 due from related parties at September, 30, 1999 and December 31, 1998 respectively, related to such expenses.


Amounts payable for management fees were $16,282 and $11,186 at September 30, 1999, and December 31, 1998, respectively. Pursuant to the Partnership Agreement, quarterly management fees are equal to one quarter of one percent of the fair value of Partnership assets.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. At September 30, 1999, the Partnership had an indirect interest in Endocare, Inc., Physiometrix, Inc., Thermatrix Inc., and UroGen Corp., non-transferable options with a total fair market value of $72,823.

4.     Equity Investments
       ------------------

A full listing of the Partnership's equity investments at December 31, 1998, is in the 1998 Annual
Report on Form 10-K.  Activity from January 1 through September 30, 1999, consisted of:

                                                                            January 1 through
                                                                            September 30, 1999
                                                                          ----------------------
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

Significant changes:

Communications
--------------

Women.com Networks      Series A
                        Preferred
                        shares               02/96            6,098              0         40,918
Women.com Networks      Series B
                        Preferred
                        shares               02/96            7,452              0         50,003
Women.com Networks      Series C
                        Preferred
                        shares               07/97           35,295              0        236,829
Women.com Networks      Series D
                        Preferred
                        shares               06/98           91,185              0        611,851
Women.com Networks      Series E
                        Preferred
                        shares               05/99            8,666         86,660         86,660


Computer Equipment Systems and Software
---------------------------------------
Pilot Network
 Services, Inc.         Common shares        02/99 &          4,367         56,689         39,766
                                             05/99            3,393         60,692         30,897

Environmental
-------------
Thermatrix Inc.         Common shares        06/96        1,105,847              0     (1,554,448)
Triangle Biomedical
 Sciences, Inc.         Series A, B and
 (formerly Naiad        C Preferred
 Technologies, Inc.)    shares               12/95-11/97    161,832       (310,202)      (525,955)
Triangle Biomedical
 Sciences, Inc.
 (formerly Naiad        Common shares
 Technologies, Inc.)    and warrants         09/99              442         12,820         12,820

Information Technology
----------------------
WorldRes, Inc.          Series B and C
                        Preferred shares     01/97-12/97    128,645              0        302,315
WorldRes, Inc.          Series D
                        Preferred shares     03/99           27,273        165,002        165,002

Medical/Biotechnology
---------------------
Avalon Imaging, Inc.    Series D
                        Preferred shares
                        and warrants         12/98-04/99     88,757        (61,603)       (61,603)
Biex, Inc.              Series A, B, C,
                        D and E Preferred
                        shares               07/93-08/97    629,794              0        109,942
Biex, Inc.              Series F
                        Preferred shares     03/99          132,743        345,132        345,132
CV Therapeutics, Inc.   Common shares        Various         18,847       (376,920)       122,511
Endocardial Solutions,
 Inc.                   Common shares        09/97            5,714        (80,710)       (58,140)
Endocare, Inc.          Common shares        08/96-04/98     46,014              0        193,259
UroGen Corp.            Convertible note     06/98         $250,000       (260,401)      (260,401)
UroGen Corp.            Common shares        06/99          438,366        320,242        128,880

Microelectronics
----------------
KOR Electronics, Inc.   Series E
                        Preferred
                        shares               01/94        1,130,390              0       (423,897)

Venture Capital Limited Partnerships
------------------------------------
Various                 Limited Partnership
                        interests            Various     $2,333,764         15,000         71,376
                                                                        ----------     ----------
Total significant changes during the nine
months ended September 30, 1999                                            (27,599)      (336,283)

Other changes, net                                                          27,341          8,362
                                                                        ----------     ----------
Total equity investments at September 30, 1999                         $12,547,728     15,319,392
                                                                        ==========     ==========


Marketable Equity Securities
----------------------------

At September 30, 1999 and December 31, 1998, marketable equity securities had aggregate costs of $2,966,804, and $3,204,508, respectively, and aggregate market values of $2,635,755 and $2,967,543, respectively. The net unrealized losses at September 30, 1999, and December 31, 1998, included gross gains of $601,736 and $819,176, respectively.

Avalon Imaging, Inc.
--------------------

In October 1999, the company agreed to sell its assets. The Partnership valued its portion of the estimated sales proceeds at $28,468 and realized a loss of $61,603 as of September 30, 1999.

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

CV Therapeutics, Inc.
---------------------

In August and September 1999, the Partnership sold a total of 18,847 common shares for proceeds of $278,894 and realized a loss of $98,026.

Endocardial Solutions, Inc.
---------------------------

In March 1999, the Partnership sold its entire investment in the company for proceeds of $50,246 and realized a loss of $30,464.

KOR Electronics, Inc.
---------------------

In March 1999, the Partnership recorded a $423,897 decrease in the fair value of its investment in the company based upon the operating status of the company.

Triangle Biomedical Sciences, Inc. (formerly Naiad Technologies, Inc.)
---------------------------------------------------------------------

In August 1999, Naiad Technologies, Inc. was acquired by Triangle
Biomedical Sciences, Inc., a privately held company. The Partnership received 442 Triangle common shares and a warrant for 442 Triangle common shares and realized a loss of $297,382 on the sale.

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

In October 1999, the company completed an initial public offering priced at $10 per common share and the Partnership's Preferred shares were converted to 148,696 common shares. Based on the publicly-traded market price, the fair value of the Partnership's investment increased from $1,486,960 at September 30, 1999 to $2,880,985 on November 11, 1999.

WorldRes, Inc.
--------------

In March 1999, the Partnership made an additional investment in the company by purchasing 27,273 Series D Preferred shares for $165,002. The pricing of this round, in which third parties participated, indicated a $318,165 increase in the fair value of the Partnership's investment in the company's preferred shares and warrants.

In November 1999, the company completed an additional round of financing in which the Partnership did not participate. The pricing of this round, in which third parties participated, indicated an increase in the fair value of the Partnership's investment from $959,228 at September 30, 1999 to $2,426,789.

Venture Capital Limited Partnerships
------------------------------------

The Partnership made an additional investment of $15,000 in venture capital limited partnerships during the nine months ended September 30, 1999. The Partnership received stock distributions of Pilot Network Services, Inc. and Rogue Wave Software, Inc. with fair values totaling $126,968. These distributions were recorded as realized gains. The Partnership recorded a $71,376 net increase in fair value as a result of an increase in the fair value of the underlying investments, partially offset by decreases due to distributions.

Other Equity Investments
------------------------

Other significant changes reflected above relate to market value fluctuations or the elimination of a discount relating to selling restrictions for publicly traded portfolio companies. Portions of the Partnership's Physiometrix, Inc. and Thermatrix Inc. shares are restricted.


5.     Notes Receivable
       ----------------

Activity from January 1, 1999 through September 30, 1999, consisted of:

Balance at January 1, 1999                                  $202,777

1999 activity:
  Notes issued                                               183,333
  Repayments of notes                                       (198,844)
  Change in interest receivable                                7,595
                                                             -------
Balance at September 30, 1999                               $194,861
                                                             =======

The interest rate on notes issued in 1999 is 12%.

6.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at September 30, 1999 and December 31, 1998 consisted of:

                                                 1999             1998
                                                ------           ------
Demand accounts                                $ 1,475            30,009
Money-Market accounts                           15,420         1,158,909
                                                ------         ---------
     Total                                     $16,895         1,188,918
                                                ======         =========


7.     Distributions
       -------------

At September 30, 1999, distributions of $370,130, declared in 1998, were payable to Limited Partners.

8.     Short-Term Borrowings
       ---------------------

The Partnership has a borrowing account with a financial institution. At September 30, 1999, the borrowing capacity of this account, which fluctuates based on collateral value, was $529,042 and the outstanding balance was $82,291; as of November 9, 1999, the borrowing capacity was $538,506 and the outstanding balance was $241,444. Interest is charged at the prime rate plus one-half percent. The Partnership's investments in Adept Technology, Inc., Inhale Therapeutic Systems, Inc., Hybridon, Inc. and Rogue Ware Software, Inc. are pledged as collateral.

9.     Commitments and Contingencies
       -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At September 30, 1999, the Partnership had the following unfunded commitments:


TYPE
----
Line of credit guarantees                             $615,720
Equity investments                                      50,000
Venture capital limited partnership investments         26,150
                                                       -------
     Total                                            $691,870
                                                       =======

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

During the nine months ended September 30, 1999, net cash used by operating activities totaled $918,224. The Partnership paid management fees of $121,179 to the Managing General Partners and reimbursed related parties for operating expenses of $492,197 in 1999. In addition, $32,365 was paid to the Individual General Partners as compensation for their services. Other operating expenses of $284,358 and interest expense of $4,280 were paid and interest income of $16,155 was received.

During the nine months ended September 30, 1999, the Partnership funded equity investments of $698,868 primarily to portfolio companies in the communications, information technology and medical/biotechnology industries and issued $183,333 in notes receivable to portfolio companies in the environmental industry. Proceeds from the sales of equity investments were $347,267 and repayments of notes receivable were $198,844. At September 30, 1999, the Partnership's unfunded commitments totaled $691,870.

The Partnership has a borrowing account with a financial institution. At September 30, 1999, the borrowing capacity of this account, which fluctuates based on collateral value, was $529,042 and the outstanding balance was $82,291; as of November 9, 1999, the borrowing capacity was $538,506 and the outstanding balance was $241,444. The Partnership's investments in Adept Technology, Inc., Inhale Therapeutic Systems, Inc., Hybridon, Inc. and Rogue Ware Software, Inc. are pledged as collateral.

Cash and cash equivalents at September 30, 1999, were $16,895. Future proceeds from investment sales and future short-term borrowings along with Managing General Partner support are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

    Current quarter compared to corresponding quarter in the preceding year
    -----------------------------------------------------------------------

Net loss was $1,792,716 for the quarter ended September 30, 1999, compared to net loss of $2,448,457 during the same period in 1998. The change was primarily due to an increase of $1,205,285 in the net unrealized fair value of equity investments and a $203,109 decrease in operating expenses, partially offset by a $744,173 increase in realized losses from equity sales.

During the quarter ended September 30, 1999, the decrease in equity investment fair value of $1,016,111 was primarily attributable to a decrease in a portfolio company in the environmental industry, partially offset by increases in portfolio companies in the medical/biotechnology industry. During the same period in 1998, the decrease in fair value of equity investments of $2,221,396 was primarily attributable to a decrease in a portfolio company in the environmental industry.

Total operating expenses were $270,539 and $473,648 for the quarters ended September 30, 1999 and 1998, respectively. The decrease is primarily attributable to decreased investment monitoring activity and administrative overhead.

Realized losses from equity sales totaled $457,010 in the quarter ended September 30, 1999 compared to a gain of $287,163 for the same period in 1998. The 1999 loss relates to the sale of the Partnership's investments in Naiad Technologies, Inc., CV Therapeutics, Inc. and Avalon Imaging, Inc.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

    Current nine months compared to corresponding nine months in the
    --------------------------------------------------------------
    preceding year
    --------------

Net loss was $1,669,124 for the nine months ended September 30, 1999, compared to net loss of $536,628 during the same period in 1998. The change was primarily due to a decrease of $858,020 in the net unrealized fair value of equity investments and an increase of $665,876 in realized losses from equity sales, partially offset by a $287,328 decrease in operating expenses.

During the nine months ended September 30, 1999, the decrease in equity investment fair value of $327,663 was mainly attributable to portfolio companies in the environmental and microelectronics industries, partially offset by increases in the communications and medical/biotechnology industries. During the same period in 1998, the increase of $530,357 was primarily attributable to a portfolio company in the environmental industry.

Realized losses from equity sales totaled $487,474 for the nine months ended September 30, 1999 as compared to a gain of $178,402 for the same period in 1998. The 1999 loss primarily relates to the sale of the Partnership's investments in Naiad Technologies, Inc., CV Therapeutics, Inc. and Avalon Imaging, Inc.

Total operating expenses were $854,712 and $1,142,040 for the nine months ended September 30, 1999 and 1998, respectively. The decrease is attributable to decreased investment monitoring activities, administrative overhead and computer expenses.

YEAR 2000
---------

Widespread use of computer programs that use two digits rather than four to store, calculate, and display year values in dates may cause computer systems to malfunction in the year 2000, resulting in significant business delays and disruptions.

    The Partnership's State of Readiness
    ------------------------------------

Computer services are provided to the Partnership by its Managing General Partner, Technology Funding Inc. ("TFI"). For several years, TFI has sought to use Year 2000 compliant storage formats and algorithms in its internally-developed and maintained systems. TFI has also completed initial evaluations of computer systems, software, and embedded technologies. Those evaluations confirmed that certain components of its network server hardware and operating systems, voice mail system, e-mail system, and accounting software may have Year 2000 compliance issues. These resources and several less-critical components of the systems environment were all scheduled as part of normal maintenance and replacement cycles to be replaced or upgraded as Year 2000 compatible components became available from vendors during 1998 and 1999. That program remains on schedule to provide Year 2000 capable systems timely without significant expenditures or disruption of Partnership operations. TFI has implemented and tested Year 2000 capable versions of all its mission-critical systems. However, the risk remains that TFI may not be able to verify whether Year 2000 compatibility claims by vendors are accurate, or whether changes undertaken to achieve Year 2000 compatibility will create other undetected problems in associated systems. Therefore, TFI anticipates that Year 2000 compliance testing and maintenance of these systems will continue as needed into the first quarter of 2000.

As part of Year 2000 evaluation, TFI has also assembled a database listing its significant suppliers to assess the extent to which it needs to prepare for any of those parties' potential failure to remediate their Year 2000 compliance issues. TFI reviewed public Year 2000 statements of those suppliers and sent questionnaires to vendors whose public statements were not adequate for assessment. All mission-critical vendors have responded that they expect to be Year 2000 compliant barring any unforeseen circumstances. TFI will continue to monitor its significant suppliers as part of its Year 2000 evaluation. However, there can be no guarantee that the systems of other companies on which TFI relies will be timely converted, or that failure to convert will not have a material adverse effect on the Partnership and its operations. TFI is also working with the Partnership's portfolio companies to determine the extent to which their operations are vulnerable to Year 2000 issues, and maintaining their responses in the vendor database. There can be no guarantee that the systems of portfolio companies in which the Partnership has invested will be timely converted, or that their failure to convert will not have a material adverse effect on the Partnership.

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

    The Risks Associated with Year 2000 Issues
    ------------------------------------------

Any failure by the portfolio companies in which the Partnership has invested, or by those portfolio companies' key suppliers or customers, to anticipate and avoid Year 2000 related problems at reasonable cost could have a material adverse effect on the value of and/or the timing of realization of value from the Partnership's investments. If TFI's Year 2000 compliance issues have not been resolved correctly, internal system failures or miscalculations could cause a temporary inability to process transactions, loss of ability to send or receive e-mail and voice mail messages, or disruptions in other normal business activities. Additionally, failure of third parties on whom TFI relies to remediate their Year 2000 issues timely could result in disruptions in the Partnership's relationship with its financial institutions, temporary disruptions in processing transactions, unanticipated costs, and problems related to the Partnership's daily operations. While TFI continues to address its internal Year 2000 issues, the overall risks associated with the Year 2000 issue remain difficult to describe and quantify. There can be no guarantee that the Year 2000 issue will not have a material adverse effect on the Partnership and its operations.

    TFI's Contingency Plan
    ----------------------

As part of its normal efforts to assure business continuation in the event of natural disasters, systems failures, or other disruptions, TFI has prepared contingency plans including an extensive Year 2000 contingency plan. Taken together with TFI's Year 2000 remediation plan, it identifies potential points of failure, approaches to correcting known Year 2000 problems, dates by which the preferred corrections are anticipated to be made and tested, and alternative approaches if the corrections are not completed timely or are later found to be inadequate. Although backup systems and contingency approaches have been identified for most systems and vendor dependencies, there remain some systems for which no good alternative exists, and there may be some problems that prove more intractable than currently anticipated.


II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended September 30, 1999.

(b) Financial Data Schedule for the nine months ended and as of September 30, 1999 (Exhibit 27).

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

                         TECHNOLOGY FUNDING VENTURE PARTNERS IV,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  November 12, 1999 By:      /s/Michael R. Brenner
                            -------------------------------------------
                                     Michael R. Brenner
                                     Controller