Form 10-K
period 1999-12-31
TECHNOLOGY FUNDING VENTURE PARTNERS IV
filed 2000-03-30
CIK 826595

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934

                 For The Year Ended December 31, 1999

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

                                   PART I

Item 1.  BUSINESS
------   --------

Technology Funding Venture Partners IV, An Aggressive Growth Fund, L.P. (the "Partnership") is a limited partnership organized under the laws of the State of Delaware on December 4, 1986, and was inactive until it commenced the sale of Units on January 10, 1989. The purpose of the Partnership is to make venture capital investments in new and developing companies, as described in the "Introductory Statement" and "Business of the Partnership" sections of the Prospectus dated February 24, 1989. The Partnership has elected to be a business development company under the Investment Company Act of 1940, as amended (the "Act"), and operates as a nondiversified investment company as that term is defined in the Act. Additional characteristics of the Partnership's business are discussed in the "Risk Factors" and "Conflicts of Interest" sections of the Prospectus, which sections are also incorporated herein by reference. The Partnership's term was extended for a two-year period to December 31, 1999 pursuant to unanimous approval by the Management Committee on December 5, 1997. In April 1999, the Management Committee further extended the term of the Partnership to December 31, 2001.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

No matter was submitted to a vote of the holders of units of limited partnership interests (Units) during 1999.


                                   PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
------   -------------------------------------------------------------
         MATTERS
         -------

        (a) There is no established public trading market for the Units.

        (b) At December 31, 1999 there were 7,852 record holders of
            Units.

        (c) The Registrant, being a partnership, does not pay dividends. Cash distributions, however, may be made to the partners in the Partnership pursuant to the Registrant's Partnership Agreement.



Item 6.  SELECTED FINANCIAL DATA
------   -----------------------

                                               For the Years Ended and As of December 31,
                                    ---------------------------------------------------------------
                                     1999           1998          1997          1996          1995
                                    ------         ------        ------        ------        ------
Total income                   $    46,467       119,497        148,931        99,272       130,779
Net operating loss              (1,176,106)   (1,461,264)    (1,320,606)   (1,423,434)   (2,106,285)
Net realized gain from
 venture capital limited
 partnership investments           982,946            --        524,939       255,239            --
Net realized (loss) gain from
 sales of equity investments      (663,218)      178,402      7,699,981       989,034       (80,764)
Recoveries from investments
  previously written off                --         3,650             --            --       145,248
Realized losses from
  investment write-downs            (2,615)     (422,261)    (3,768,897)   (1,078,341)   (2,532,447)
Net realized (loss) income        (858,993)   (1,701,473)     3,135,417    (1,257,502)   (4,574,248)
Change in net unrealized
 fair value:
  Equity investments               405,078     1,358,307    (15,263,861)     (773,777)    4,065,995
  Notes receivable                      --            --             --            --        49,000
Net loss                          (453,915)     (343,166)   (12,128,444)   (2,031,279)     (459,253)
Net loss per Unit (1)                (0.57)        (0.67)        (24.28)        (3.64)        (0.90)
Total assets                    16,319,765    17,073,958     23,069,679    37,025,188    43,065,771
Distributions declared                  --     2,370,130      4,000,000       316,227            --
Distributions declared
 per Unit (2)                           --          4.39           8.86            --            --


(1) See Notes 1 and 3 to the Financial Statements for discussion of partners' capital reclassification and the method of calculation of net income (loss) per Unit.

(2) Calculation is based on distributions declared to Limited Partners divided by the weighted average number of Units outstanding during the year.



Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
------   -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

Liquidity and Capital Resources
-------------------------------

In 1999, net cash used by operating activities totaled $1,101,498. The Partnership paid management fees of $163,360 to the Managing General Partners and reimbursed related parties for operating expenses of $555,742 in 1999. In addition, $45,394 was paid to the Individual General Partners as compensation for their services. Other operating expenses of $346,109 were paid, interest paid on short term borrowings was $8,620 and interest income of $17,727 was received.

In 1999, the Partnership funded equity investments of $858,572, primarily to portfolio companies in the medical/biotechnology and information technology industries, and issued notes receivable of $203,825 primarily to portfolio companies in the medical/ biotechnology and environmental industries. Proceeds from sales of equity investments were $1,593,922 and repayments of equity investments and notes receivable provided cash of $198,844. The Partnership received cash distributions from venture capital limited partnerships totaling $229,626.

In December 1999, the Partnership paid $370,130 in Limited
Partner distributions which had been declared in 1998.

Cash and cash equivalents at December 31, 1999 were $677,285. As of December 31, 1999, the Partnership was committed to fund $626,150 in additional investments. Future proceeds from investment sales and interest income on short-term investments are expected to be adequate to fund Partnership operations through the next twelve months. Subsequent to December 31, 1999, the Partnership sold it entire position in six publicly traded portfolio companies for proceeds totaling $4,494,397 and a realized gain of $3,359,361.

Results of Operations
---------------------

1999 compared to 1998
---------------------

Net loss was $453,915 in 1999 compared to $343,166 in 1998.
The change was primarily due to a $953,229 decrease in the change in net unrealized fair value of equity investments and an $841,620 increase in net realized losses from sales of equity investments, partially offset by a $982,946 increase in net realized gain from venture capital limited partnership investments, a $419,646 decrease in realized losses from investment write-downs and a $323,965 decrease in operating expenses.

During 1999, the increase in fair value of equity investments of $405,078 was primarily attributable to increases in portfolio companies in the medical/biotechnology, communications and information technology industries, partially offset by a decrease in a portfolio company in the environmental industry. In 1998, the increase in fair value of $1,358,307 was primarily attributable to an increase in a portfolio company in the environmental industry, partially offset by a decrease in portfolio companies in the computer systems and software and medical/biotechnology industries.

During 1999, net realized loss from sales of equity investments of $663,218 primarily resulted from the sales of shares in Naiad Technologies, Inc., Splash Technology Holdings, Inc. and Adept Technology, Inc., partially offset by a gain from the sale of SalesLogix Corporation. During 1998, net realized gain from sales of equity investments of $178,402 was mainly due to the receipt of proceeds escrowed in the Quintar sale, partially offset by losses from the sale of the Partnership's investment in NetChannel, Inc.

During 1999, the Partnership recorded net realized gains from venture capital limited partnership investments of $982,946. These gains represented distributions from profits of venture capital limited partnerships. There were no such gains in 1998.

During 1999, the Partnership recorded realized losses from investment write-downs of $2,615. During 1998, the Partnership recorded realized losses from investment write-downs of $422,261 primarily due to portfolio companies in the medical/biotechnology and retail/consumer products industries.

Total operating expenses were $1,012,056 and $1,336,021 for 1999 and 1998, respectively. As disclosed in Note 2 to the financial statements, the Managing General Partners reevaluated allocations to the Partnership in 1998 and determined that they had not fully recovered allocable operating expenses, primarily salary, benefits, and professional fees as permitted by the Partnership Agreement. As a result, the Partnership was charged $193,391 of additional operating expenses in 1998 which related to prior years. If the additional expense had been recorded in prior years, total operating expenses would have been $1,012,056 and $1,142,630 for 1999 and 1998, respectively. The decrease is primarily attributable to decreased investment operations activities.

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

Item 11. EXECUTIVE COMPENSATION
-------  ----------------------

As a partnership, the Registrant has no officers or directors. In 1999, the Partnership incurred $165,123 in management fees. The fees are designed to compensate the Managing General Partners for General Partner Overhead incurred in performing management duties for the Partnership through December 31, 1999. General Partner Overhead (as defined in the Partnership Agreement) includes the General Partners' share of rent and utilities, and certain salaries and benefits paid by the Managing General Partners in performing their obligations to the Partnership. As compensation for their services, the Individual General Partners each receive $10,000 annually, plus $1,000 for each attended meeting of the management committee and related expenses. In 1999, $45,394 of such fees were paid.

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

                               PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
-------  -------------------------------------------------------
         FORM 8-K
         --------

        (a) List of Documents filed as part of this Annual Report on Form 10-K

             (1) Financial Statements - the following financial statements are filed as a part of this Report:

                  Independent Auditors' Report
                  Balance Sheets as of December 31, 1999
                    and 1998
                  Statements of Operations for the years
                    ended December 31, 1999, 1998 and 1997
                  Statements of Partners' Capital for the years
                    ended December 31, 1999, 1998 and 1997
                  Statements of Cash Flows for the years
                    ended December 31, 1999, 1998 and 1997
                  Notes to Financial Statements

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

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed by the Registrant during the year ended December 31, 1999.

         (c) Financial Data Schedule for the year ended and as of December 31, 1999 (Exhibit 27).

                     INDEPENDENT AUDITORS' REPORT
                     ----------------------------

The Partners
Technology Funding Venture Partners IV, An Aggressive Growth Fund,
L.P.:

We have audited the accompanying balance sheets of Technology Funding Venture Partners IV, An Aggressive Growth Fund, L.P. (a Delaware limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of certain securities and notes owned, by correspondence with the individual investee and borrowing companies, and a physical examination of those securities held by a safeguarding agent as of December 31, 1999 and 1998. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Funding Venture Partners IV, An Aggressive Growth Fund, L.P. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.




Albuquerque, New Mexico                               /S/KPMG LLP
March 29, 2000

BALANCE SHEETS
--------------

                                                   December 31,
                                            ------------------------
                                             1999              1998
                                            ------            ------
ASSETS

Investments:
  Equity investments (cost basis of
   $11,915,314 and $12,547,986 for
   1999 and 1998, respectively)        $15,419,719       15,647,313
  Notes receivable, net (cost basis
   of $221,307 and $202,777 for
   1999 and 1998, respectively)            221,307          202,777
                                        ----------       ----------
       Total investments                15,641,026       15,850,090

Cash and cash equivalents                  677,285        1,188,918
Due from related parties                        --           29,771
Other assets                                 1,454            5,179
                                        ----------       ----------
       Total assets                    $16,319,765       17,073,958
                                        ==========       ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses  $    54,345           48,922
Due to related parties                      68,554               --
Distributions payable
 to Limited Partners                            --          370,130
Other liabilities                            9,789           13,914
                                        ----------       ----------
       Total liabilities                   132,688          432,966

Commitments, contingencies and
 subsequent events (Notes 2, 4, 9,
 and 10)

Partners' capital
 (400,000 Limited Partner Units
  outstanding)                          16,187,077       16,640,992
                                        ----------       ----------
       Total liabilities and
        partners' capital              $16,319,765       17,073,958
                                        ==========       ==========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS
------------------------

                                  For the Years Ended December 31,
                                -----------------------------------
                                 1999          1998           1997
                                ------        ------         ------

Income:
  Notes receivable
   interest                 $   34,189         14,139        27,713
  Short-term investment
   interest                     12,278        105,358       121,218
                             ---------      ---------    ----------

     Total income               46,467        119,497       148,931

Costs and expenses:
  Management fees              165,123        206,009       296,900
  Individual General
   Partners' compensation       45,394         38,731        46,042
  Operating expenses:
    Investment operations      198,679        320,893       335,178
    Administrative and
     investor services         583,753        710,741       565,290
    Computer services          133,305        207,921       126,586
    Professional fees           87,699         96,466        84,574
    Interest expense             8,620             --        14,967
                             ---------      ---------    ----------

     Total operating
      expenses               1,012,056      1,336,021     1,126,595
                             ---------      ---------    ----------

     Total costs and
      expenses               1,222,573      1,580,761     1,469,537
                             ---------      ---------    ----------

Net operating loss          (1,176,106)    (1,461,264)   (1,320,606)

  Net realized gain from
   venture capital limited
   partnership investments     982,946            --       524,939
  Net realized (loss) gain
   from sales of equity
   investments                (663,218)       178,402     7,699,981
  Recoveries from
   investments previously
   written off                      --          3,650            --
  Realized losses from
   investment write-downs       (2,615)      (422,261)   (3,768,897)
                             ---------      ---------    ----------

Net realized (loss) income    (858,993)    (1,701,473)    3,135,417

Change in net unrealized
 fair value of equity
 investments                   405,078      1,358,307   (15,263,861)
                             ---------      ---------    ----------

Net loss                    $ (453,915)      (343,166)  (12,128,444)
                             =========      =========    ==========

Net loss per Unit           $    (0.57)         (0.67)       (24.28)
                             =========      =========    ==========

See accompanying notes to financial statements.

STATEMENTS OF PARTNERS' CAPITAL
-------------------------------

For the years ended December 31, 1999, 1998 and 1997:

                             Reclassified-(see Note 1)
                             -------------------------
                               Limited      General
                               Partners     Partners        Total
                               --------     --------        -----

Partners' capital,
  December 31, 1996         $31,426,255    4,056,477     35,482,732

Net loss                     (9,713,375)  (2,415,069)   (12,128,444)
Distributions                (3,544,571)    (455,429)    (4,000,000)
                             ----------    ---------     ----------
Partners' capital,
  December 31, 1997          18,168,309    1,185,979     19,354,288

Net loss                       (266,437)     (76,729)      (343,166)
Distributions                (1,756,885)    (613,245)    (2,370,130)
                              ---------    ---------     ----------
Partners' capital,
  December 31, 1998          16,144,987      496,005     16,640,992

Net loss                       (229,939)    (223,976)      (453,915)
                             ----------    ---------     ----------
Partners' capital,
  December 31, 1999         $15,915,048      272,029     16,187,077
                             ==========    =========     ==========

See accompanying notes to financial statements.


PAGE>
STATEMENTS OF CASH FLOWS
------------------------

                                     For The Years Ended December 31,
                                    ---------------------------------
                                      1999         1998        1997
                                    --------     --------    --------
Cash flows from operating
 activities:
  Interest received             $     17,727      105,474     142,149
  Cash paid to vendors              (346,109)    (196,818)   (324,637)
  Cash paid to related parties      (764,496)  (1,516,777) (1,113,921)
  Interest paid on short-term
   borrowings                         (8,620)          --     (43,317)
                                   ---------    ---------  ----------
    Net cash used by
     operating activities         (1,101,498)  (1,608,121) (1,339,726)
                                   ---------    ---------  ----------
Cash flows from investing
 activities:
  Notes receivable issued           (203,825)    (215,442)   (150,500)
  Purchase of equity investments    (858,572)  (1,085,068) (3,308,010)
  Repayment of convertible and
   other notes receivable            198,844      204,848     164,463
  Recoveries from investments
   previously written off                 --        3,650          --
  Proceeds from sales of
    equity investments             1,593,922      612,545  13,828,070
  Distributions from venture
   capital limited partnership
   investments                       229,626           --      42,873
                                   ---------    ---------  ----------
    Net cash provided (used)
     by investing activities         959,995     (479,467) 10,576,896
                                   ---------    ---------  ----------
Cash flows from financing
 activities:
  Distributions to partners         (370,130)  (5,544,571)   (455,429)
  Repayments of short-term
   borrowings, net                        --           --  (1,363,332)
                                   ---------    ---------  ----------
    Net cash used by
     financing activities           (370,130)  (5,544,571) (1,818,761)
                                   ---------    ---------  ----------
Net (decrease) increase
 in cash and cash equivalents       (511,633)  (7,632,159)  7,418,409
Cash and cash equivalents
 at beginning of year              1,188,918    8,821,077   1,402,668
                                   ---------    ---------  ----------
Cash and cash equivalents
 at end of year                  $   677,285    1,188,918   8,821,077
                                   =========    =========  ==========

STATEMENTS OF CASH FLOWS (continued)
-----------------------------------

                                     For The Years Ended December 31,
                                    ---------------------------------
                                      1999         1998        1997
                                    --------     --------    --------
Reconciliation of net loss to
 net cash used by operating
 activities:
Net loss                         $  (453,915)    (343,166)(12,128,444)
Adjustments to reconcile net
 loss to net cash used by
 operating activities:
  Net realized gain from
   venture capital limited
   partnership investments          (982,946)          --    (524,939)
  Net realized loss (gain) from
   sales of equity investments       663,218     (178,402) (7,699,981)
  Realized loss from
   investment write-downs              2,615      422,261   3,768,897
  Recoveries from
   investments previously
   written off                            --       (3,650)         --
  Change in net unrealized fair
   value of equity investments      (405,078)  (1,358,307) 15,263,861
Changes in:
  Accrued interest on notes
   receivable                        (28,740)     (14,023)     (6,782)
  Accounts payable and
   accrued expenses                    5,423        1,123       9,370
  Due to/from related parties         98,325     (149,056)     28,395
  Other, net                            (400)      15,099     (50,103)
                                   ---------    ---------  ----------
Net cash used by
 operating activities            $(1,101,498)  (1,608,121) (1,339,726)
                                   =========    =========  ==========
Non-cash financing
 activities:
  Distributions payable
  to Limited Partners            $        --      370,130   3,544,571
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

On February 16, 1989, the minimum number of Units required to commence Partnership operations (15,000) were sold. The offering terminated with 400,000 Units sold on September 14, 1990. The Partnership's term was extended for a two-year period to December 31, 1999 pursuant to unanimous approval by the Management Committee on December 5, 1997. In April 1999, the Management Committee further extended the term of the Partnership to December 31, 2001.

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

Partners' Capital Reclassification
----------------------------------


Commencing in the fourth quarter of 1999, the Partnership is including the change in net unrealized fair value of investments in the profits and losses allocated to partners' capital accounts based on a reevaluation of the Partnership Agreement.  Accordingly, prior years have been reclassified to conform to the current year presentation.  The allocations of the net unrealized fair value increase (decrease) from cost of investments, and resulting reclassifications, were determined by applying the provisions of the Partnership Agreement described in Note 3 from the inception of the Partnership.  The reclassification has no effect on total partners' capital or the Partnership's net income or loss for any period.  The reclassifications resulting from the reevaluation of the Partnership Agreement have the effect of accelerating the allocation of profits or losses (under the provisions described in Note 3) to partners' capital accounts and, as a result, may permit the acceleration of distributions to Partners to the extent allowable under the Partnership Agreement.

The allocations of the net unrealized fair value increase reclassified in prior periods are as follows:

                                                                      Net Unrealized
                                                                        Fair Value
                                                                         Increase
                                            Limited     General       From Cost of
                                            Partners    Partners    Equity Investments   Total
                                            --------    --------    ------------------   -----
Partners' capital, December 31, 1996,
 before reclassification                 $17,224,580   1,253,271        17,004,881    35,482,732
Allocation of net unrealized fair value
 increase from cost                       14,201,675   2,803,206       (17,004,881)           --
                                          ----------   ---------        ----------    ----------
Partners' capital, December 31, 1996,
 as reclassified                         $31,426,255   4,056,477                --    35,482,732
                                          ==========   =========        ==========    ==========

Partners' capital, December 31, 1997,
 before reclassification                 $16,288,081   1,325,187         1,741,020    19,354,288
Allocation of net unrealized fair value
 increase from cost                        1,880,228    (139,208)       (1,741,020)           --
                                          ----------   ---------        ----------    ----------
Partners' capital, December 31, 1997,
 as reclassified                         $18,168,309   1,185,979                --    19,354,288
                                          ==========   =========        ==========    ==========

Partners' capital, December 31, 1998,
 before reclassification                 $13,170,018     371,647         3,099,327    16,640,992
Allocation of net unrealized fair value
 increase from cost                        2,974,969     124,358        (3,099,327)           --
                                          ----------   ---------        ----------    ----------
Partners' capital, December 31, 1998,
 as reclassified                         $16,144,987     496,005                --    16,640,992
                                          ==========   =========        ==========    ==========

The reclassifications of the change in net unrealized fair value of equity investments for prior periods are as follows:

                                             Limited        General
                                             Partners       Partners         Total
                                             --------       --------         -----

For the Year Ended December 31, 1997     $(12,321,447)    (2,942,414)    (15,263,861)
For the Year Ended December 31, 1998        1,094,741        263,566       1,358,307





Investments
-----------

    Equity Investments
    ------------------

The Partnership's method of accounting for investments, in accordance with generally accepted accounting principles, is the fair value basis used for investment companies. The fair value of Partnership equity investments is their initial cost basis with changes as noted below:

The fair value for publicly traded equity investments (marketable equity securities) is based upon the five-day-average closing sales price or bid/ask price that is available on a national securities exchange or over-the-counter market. Certain publicly traded equity investments may not be marketable due to selling restrictions and for those securities, an illiquidity discount of up to 33% is applied when determining the fair value; the actual discount percentage is based on the type and length of the restrictions. Investments valued under this method were $3,996,360 and $2,967,543 at December 31, 1999 and 1998, respectively.

All investments which are not publicly traded are valued at fair market value as determined by the Managing General Partners in the absence of readily ascertainable market values. Equity investments valued under this method were $11,423,359 and $12,679,770 at December 31, 1999 and 1998, respectively. Generally, investments in privately held companies are valued at original cost unless there is clear evidence of a change in fair value, such as a recent round of third-party financings or events that, in the opinion of the Managing General Partners, indicate a change in value.

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

Net Income (Loss) Per Unit
--------------------------

Commencing in the fourth quarter of 1999, the Partnership is including the change in net unrealized fair value of equity investments in the profits and losses allocated to partners' capital accounts. (See Partners' Capital Reclassification discussion above. The 1998 and 1997 per Unit amounts have been modified to conform to this presentation.) Net income (loss) per Unit is calculated by dividing the weighted average number of Units outstanding of 400,000 for the years ended December 31, 1999, 1998 and 1997 into the total net income (loss) allocated to the Limited Partners. The Managing General Partners contributed 0.1% of total Limited Partner capital contributions and did not receive any Partnership units.

Provision for Income Taxes
--------------------------

No provision for income taxes has been made by the Partnership as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

Since the accompanying financial statements are prepared using generally accepted accounting principles which may not equate to tax accounting, the Partnership's total tax basis in investments was higher than the reported total cost basis of $12,136,621 by $3,099,152 as of December 31, 1999.

2.  Related Party Transactions
    --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs in 1999, 1998 and 1997 were as follows:

                                 For the Years Ended December 31,
                              -------------------------------------
                               1999            1998           1997
                              ------          ------         ------

Management fees            $165,123          206,009        296,900
Individual General
 Partners' compensation      45,394           38,731         46,042
Reimbursable operating
 expenses:
  Investment operations     189,534          300,503        316,342
  Administrative and
   investor services        329,465          614,557        367,404
  Computer services         133,305          207,921        115,628


Management fees are equal to one quarter of one percent of the fair value of Partnership assets for each quarter. Management fees compensate the Managing General Partners solely for General Partner Overhead (as defined in the Partnership Agreement) incurred in supervising the operation and management of the Partnership and the Partnership's investments. Management fees due to the Managing General Partners were $12,949 and $11,186 at December 31, 1999 and 1998, respectively.

As compensation for their services, each of the Individual General Partners receives $10,000 annually, plus $1,000 for each attended meeting of the Management Committee and related expenses. The three Individual General Partners each own 20 Units.

The Partnership reimburses the Managing General Partners for operating expenses incurred in connection with the business of the Partnership. Reimbursable operating expenses include expenses (other than Organizational and Offering expenses and General Partner Overhead) such as investment operations, administrative and investor services and computer services. At December 31, 1999, there were $55,605 of such reimbursable expenses due to related parties, compared to $40,957 due from related parties at December 31, 1998.

The Managing General Partners allocate operating expenses incurred in connection with the business of the Partnership based on employee hours incurred. In 1998, operating cost allocations to the Partnership were re-evaluated. The Managing General Partners determined that they had not fully recovered allocable operating expenses, primarily salary, benefits, and professional fees, as permitted by the Partnership Agreement. As a result, the Partnership was charged additional operating expenses of $193,391 consisting of $24,256, and $169,135 for 1997 and prior years, respectively. Had the additional expenses been recorded in prior years, operating expenses would have been $1,142,630 and $1,150,851 for 1998 and 1997, respectively.

In 1997, Multiport, Inc., which was wholly owned by the Partnership, ceased operations and was liquidated, resulting in a cash distribution to the Partnership of $1,929,078 and a realized gain of $1,131,678.

Effective November 1, 1997, TFL assigned its California office lease to Technology Funding Property Management LLC (TFPM), an entity that is affiliated to the Managing General Partner. Effective December 31, 1998, TFPM was acquired by TFL. Under the terms of a rent agreement, TFL charges the Partnership for its share of office rent and related overhead costs on a cost recovery basis. These amounts are included in administrative and investor service costs.

Under the terms of a computer service agreement, Technology
Administrative Management, a division of TFL, charges the Partnership for its share of computer support costs. These amounts are included in computer services expenses.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. Any such profit is allocated amongst the Partnership and affiliated partnerships based upon their proportionate investment in the portfolio company. At December 31, 1999, the Partnership had an indirect interest in non-transferable Physiometrix, Inc., and Thermatrix Inc. options at an exercise price higher than the current market value. At December 31, 1999, the Partnership and affiliated partnerships had an indirect interest in non-transferable Physiometrix, Inc., Endocare, Inc. and UroGen Corp. options with a fair market value of $162,528.


3.  Allocation of Profits and Losses
    --------------------------------

In accordance with the Partnership Agreement (see Note 1), net profits and losses of the Partnership are allocated based on the beginning-of-the-year partners' capital balances as follows:

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

Losses from unaffiliated venture capital limited partnership investments are allocated pursuant to section (b) above. Gains are allocated 99% to the Limited Partners and 1% to the Managing General Partners.



4.  Equity Investments
    ------------------

At December 31, 1999, and December 31, 1998, equity investments consisted of:

                                        Original     December 31, 1999      December 31, 1998
                                        Principal    -----------------      -----------------
Industry (1)/               Investment  Amount or    Cost       Fair        Cost        Fair
Company           Position     Date      Shares      Basis      Value       Basis       Value
-------------     --------     ----      ------      -----      -----       -----       -----
Communication--10.4%
--------------------
Efficient          Common
 Networks, Inc.    shares       1999         951     $75,254     64,487         --         --
NetChannel, Inc.   Escrowed
                   sales
                   proceeds     1998          --          --         --     74,761     74,761
VOIS, Inc.         Other
                   investment   1999      $2,766       2,766          0         --         --
Women.com          Common       1996-
 Networks, Inc.(a) shares       1999     148,696     518,955  1,611,493    432,296    460,699
                                                  ---------- ---------- ----------  ---------
                                                     596,975  1,675,980    507,057    535,460
                                                  ---------- ---------- ----------  ---------

Computer Equipment, Systems and Software--1.5%
----------------------------------------------
Adept Technology,  Common
 Inc.              shares       1997          --          --         --    227,464     91,885
Ascent Logic       Preferred
 Corporation (a)   shares       1992     106,383      99,000     37,234     99,000     37,234
Ascent Logic       Common
 Corporation (a)   shares       1997      36,443      23,795     12,755     23,795     12,755
Pilot Network      Common
 Services, Inc.    shares       1999       7,760     117,381    166,258         --         --
Reflection         Common share
 Technology,       warrant
 Inc. (a)          at $0.50;
                   expiring
                   2001         1996     359,750           0          0          0          0

Splash Technology  Common
 Holdings, Inc.    shares       1997          --          --         --    198,812     37,250
Splash Technology  Escrowed
 Holdings, Inc.    sales
                   proceeds     1997     $95,000           0     20,000          0     20,000
                                                  ---------- ---------- ----------  ---------
                                                     240,176    236,247    549,071    199,124
                                                  ---------- ---------- ----------  ---------

Environmental--26.9%
--------------------
Naiad Technologies,Preferred    1995-
 Inc.              shares       1997          --          --         --    310,202    525,955
SunPower           Preferred    1990-
 Corporation (a)   shares       1994   1,013,637   1,179,051  3,294,320  1,179,051  3,294,320
Thermatrix Inc.    Common
 (b)               shares       1996   1,105,847   3,095,533  1,048,220  3,095,533  3,417,285
Triangle
 Biomedical        Common
 Sciences, Inc.(a) shares       1999         366      10,248     10,248         --         --
Triangle           Common share
 Biomedical        warrant
 Sciences, Inc.(a) at $28.00;
                   expiring
                   2009         1999         366         366        366         --         --
                                                  ---------- ---------- ----------  ---------
                                                   4,285,198  4,353,154  4,584,786  7,237,560
                                                  ---------- ---------- ----------  ---------

Information Technology--11.6%
-----------------------------
WorldRes, Inc.     Preferred    1997-
 (a) (b)           shares       1999     155,918     619,687  1,811,766    454,685    475,987

WorldRes, Inc.     Preferred
 (a) (b)           share
                   warrants
                   at $3.70-
                   $4.63;
                   expiring     1997-
                   2002-2003    1999       9,721          82     70,071          8          0
                                                  ---------- ---------- ----------  ---------
                                                     619,769  1,881,837    454,693    475,987
                                                  ---------- ---------- ----------  ---------

Medical/Biotechnology--34.7%
----------------------------
ADESSO Specialty
 Services
 Organization      Preferred
 Inc. (a) (b)      shares       1997     119,047     999,995    999,995    999,995    999,995
Avalon Imaging,    Preferred
 Inc.              shares       1998          --          --         --     90,071     90,071
Biex, Inc. (a) (b) Preferred    1993-
                   shares       1999     777,021   1,023,540  1,023,540    663,916  1,527,517
Biex, Inc. (a) (b) Preferred
                   share
                   warrant
                   at $1.00;
                   exercised
                   1999         1994          --          --         --          8     35,310
Biex, Inc. (a) (b) Preferred
                   share
                   warrants
                   at $2.50;
                   expiring     1998-
                   2003         1999      59,653           0          0          0          0
ConjuChem Inc. (a) Preferred
                   share
                   warrants
                   at exercised          aggregate
                   price TBD;            purchase
                   expiring              price
                   2001         1996     $13,495           0          0          0          0
CV Therapeutics,   Common       1994-
 Inc.              shares       1996       8,866     108,780    223,095    685,320    178,099

Endocardial        Common
 Solutions, Inc.   shares       1997          --          --         --     80,710     58,140
Endocare, Inc. (b) Common       1996-
                   shares       1998      46,014     152,624    383,067    152,624     91,475
Endocare, Inc. (b) Common
                   share
                   warrant
                   at $3.00;
                   expiring
                   2001         1996       3,750           0     19,969          0          0
Hybridon, Inc.     Common
                   shares       1998          --          --         --     42,161      1,827
Inhale Therapeutic Common       1995-
 Systems, Inc.     shares       1999      31,394     609,998  1,335,031    517,552    947,107
Intella
 Interventional    Common
 Systems, Inc. (a) shares       1993         584           0          0        436     13,944
Intella
 Interventional    Preferred
 Systems, Inc. (a) shares       1993         304           0          0      2,179      6,973
Molecular
 Geriatrics        Common
 Corporation (a)   shares       1993      23,585     125,000     47,170    125,000     47,170
Periodontix,       Preferred
 Inc. (a)          shares       1998     106,122     259,999    238,775    259,999    259,999
Peridontix,        Convertible
 Inc. (a)          note (2)     1999     $37,000      39,166     39,166         --         --
Periodontix,       Common
 Inc. (a)          share
                   warrant
                   at $2.75;
                   expiring
                   2006         1999       3,363           0          0         --         --
Pharmos            Common
 Corporation       shares       1995      60,331      45,248    122,170     45,248     95,444
Physiometrix,      Common
 Inc. (b)          shares       1996     270,791     490,025    893,610    490,025    144,185
Sanarus
 Medical,          Preferred
 Inc. (a) (b)      shares       1999      33,333      50,000     50,000         --         --
UroGen Corp. (b)   Convertible
                   note (2)     1998          --          --         --    260,401    260,401

UroGen Corp. (b)   Common
                   share        1999     438,366     320,242    219,183         --         --
UroGen Corp  (b)   Common
                   share
                   warrants at
                   $0.30-$0.74;
                   expiring
                   2005-2006    1999     291,667           0     27,278         --         --
                                                  ---------- ---------- ----------  ---------
                                                   4,224,617  5,622,049  4,415,645  4,757,657
                                                  ---------- ---------- ----------  ---------

Microelectronics--2.6%
----------------------
KOR Electronics,   Preferred    1989-
 Inc. (a)          shares       1995   3,571,024   1,130,390    423,897  1,130,390    847,793
                                                  ---------- ---------- ----------  ---------
                                                   1,130,390    423,897  1,130,390    847,793
                                                  ---------- ---------- ----------  ---------

Retail/Consumer Products--0.0%
------------------------------
Yes! Entertainment Common
 Corporation       shares       1995      66,666           0      6,000          0      3,067
                                                  ---------- ---------- ----------  ---------
                                                           0      6,000          0      3,067
                                                  ---------- ---------- ----------  ---------

Venture Capital Limited Partnership Investments--7.5%
-----------------------------------------------------
El Dorado          Ltd.
 Ventures III, L.P.Partnership
 (a)               interests  various   $250,000     212,460    568,922    212,460    329,520
Medical Science    Ltd.
 Partners, L.P.    Partnership
 (a)               interests  various   $500,000     215,428    195,121    318,583    383,845

Newtek             Ltd.
 Ventures II, L.P. Partnership
 (a)               interests  various   $833,764     304,178    288,253    304,178    739,207
Onset Enterprises  Ltd.
 Associates, L.P.  Partnership
 (a)               interests  various   $500,000      45,000     85,315     30,000     66,243
Utah Ventures      Ltd.
 Limited           Partnership
 Partnership (a)   interests  various   $250,000      41,123     82,944     41,123     71,850
                                                  ---------- ---------- ---------- ----------
                                                     818,189  1,220,555    906,344  1,590,665
                                                  ---------- ---------- ---------- ----------
Total equity investments--95.2%                  $11,915,314 15,419,719 12,547,986 15,647,313
                                                  ========== ========== ========== ==========

Legends and footnotes:

--  No investment held at end of period.
 0  Investment active with a carrying value or fair value of zero.

(a) Equity security acquired in a private placement transaction; resale may be subject to certain selling restrictions.
(b) Portfolio company is an affiliate of the Partnership; resale may be subject to certain selling restrictions.

(1) Represents the total fair value of a particular industry segment as a percentage of
Partners' Capital at 12/31/99.
(2) The Partnership has no income-producing equity investments except for convertible and subordinated notes which include accrued interest.  Interest rates on such notes are 8%.


Marketable Equity Securities
----------------------------

At December 31, 1999, and 1998, marketable equity securities had aggregate costs of $3,361,363 and $3,204,508, respectively, and aggregate market values of $3,996,360 and $2,967,543, respectively. The net unrealized gain/loss at December 31, 1999 and 1998 included gross gains of $1,619,144 and $819,176, respectively.

Adept Technology, Inc.
----------------------

In December 1999, the Partnership sold its entire investment in the company for proceeds of $90,513 and realized a loss of $136,951.

Avalon Imaging, Inc.
--------------------

In October 1999, the company agreed to sell its assets. The Partnership received no proceeds and realized a loss of $90,071.

Biex, Inc.
----------

In March 1999, the Partnership purchased 132,743 Series F Preferred shares for $345,132. In May 1999, the Partnership received a stock dividend of 18,786 Preferred shares with a fair value of $20,253. In October 1999, the Partnership exercised a warrant and purchased 14,486 Series B Preferred shares for $14,492. The company's failure to meet certain revenue targets established in the Series F Preferred shares round had a dilutive impact on the Partnership's expected return and, as a result, the Partnership recorded a $898,903 decrease in fair value at December 31, 1999.

CV Therapeutics, Inc.
---------------------

In 1999, the Partnership sold a total of 28,827 common shares for proceeds of $505,295 and realized a loss of $71,245.

Endocardial Solutions, Inc.
---------------------------

In March 1999, the Partnership sold its entire investment in the company for proceeds of $50,246 and realized a loss of $30,464.

Inhale Therapeutic Systems, Inc.
--------------------------------

In December 1999, the Partnership purchased 2,442 common shares on the open market for $92,446.

KOR Electronics, Inc.
---------------------

In March 1999, the Partnership recorded a $423,896 decrease in the fair value of its investment based upon the operating status of the company.

NetChannel, Inc.
----------------

In 1999, the Partnership received the total escrowed proceeds of $74,761 related to the company's sale to America Online in May 1998.

SalesLogix Corporation
----------------------

In December 1999, the Partnership sold its entire investment in the company for proceeds of $799,008 and realized a gain of $144,746.

Sanarus Medical, Inc.
---------------------

In November 1999, the Partnership purchased 33,333 Series A Preferred shares for $50,000.

Splash Technology Holdings, Inc.
--------------------------------

In December 1999, the Partnership sold its entire investment in the company for total proceeds of $45,469 and realized a loss of $153,343.

Triangle Biomedical Sciences, Inc. (formerly Naiad Technologies, Inc.)
---------------------------------------------------------------------

In August 1999, Naiad Technologies, Inc. was acquired by Triangle
Biomedical Sciences, Inc., a privately held company. The Partnership received 366 Triangle common shares and a warrant for 366 Triangle common shares and realized a loss of $299,588 on the sale.

UroGen Corp.
------------

In April 1999, the Partnership issued a $50,000 convertible note to the company. In June 1999, this note together with previously issued notes and accrued interest thereon totaling $320,242 were converted to 438,366 common shares.

Women.com Networks, Inc.
------------------------

In May 1999, the Partnership purchased 8,666 Series E Preferred shares for $86,660. In October 1999, the company completed an initial public offering priced at $10 per common share and the Partnership's Preferred shares were converted into 148,696 common shares.


WorldRes, Inc.
--------------

In March 1999, the Partnership made an additional investment in the company by purchasing 27,273 Series D Preferred shares for $165,002. In November 1999, the company completed an additional round of financing in which the Partnership did not participate. The pricing of these rounds, in which third parties participated, indicated a $1,240,774 increase in the fair value of the Partnership's investment in Preferred shares and warrants at December 31, 1999.

Venture Capital Limited Partnership Investments
-----------------------------------------------

The Partnership made an additional investment of $15,000 in venture capital limited partnerships during the year ended December 31, 1999. The Partnership received cash distributions totaling $229,626 from El Dorado Ventures III, L.P. and Medical Science Partners, L.P. The Partnership received stock distributions of Pilot Network Services, Inc., Rogue Wave Software, Inc., Efficient Networks, Inc. and SalesLogix Corporation, with fair values totaling $856,475. Distributions totaling $982,946 were recorded as realized gains and distributions totaling $103,155 were recorded as returns of capital.

The Partnership recorded a $281,955 net decrease in fair value as a result of a decrease in the fair value of the underlying investments caused by distributions received from such partnerships.

Other Equity Investments
------------------------

Other significant changes reflected above relate to market value fluctuations or the elimination of a discount relating to selling restrictions for publicly traded portfolio companies. Portions of the Partnership's Thermatrix Inc., UroGen Corp. and Women.com Networks, Inc. shares are restricted.

5.  Change in Net Unrealized Fair Value of Equity Investments
    ---------------------------------------------------------

In accordance with the accounting policy as stated in Note 1, the Statements of Operations include a line item entitled "Change in net unrealized fair value of equity investments." The table below discloses details of the changes:

                                         For the Years Ended December 31,
                                        ----------------------------------
                                         1999          1998          1997
                                        ------        ------        ------
Increase (decrease) in fair value
 from cost of marketable equity
 securities                         $  634,997      (236,965)     (743,583)

Increase in fair value from cost
 of non-marketable equity
 securities                          2,869,408     3,336,292     2,484,603
                                     ---------     ---------    ----------
Net unrealized fair value increase
 from cost at end of year            3,504,405     3,099,327     1,741,020

Net unrealized fair value increase
 from cost at beginning of year      3,099,327     1,741,020    17,004,881
                                     ---------     ---------    ----------
Change in net unrealized fair
 value of equity investments        $  405,078     1,358,307   (15,263,861)
                                     =========     =========    ==========

6.  Notes Receivable
    ----------------

Activity from January 1 through December 31 consisted of:

                                                   1999           1998
                                                  ------         ------
Balance, beginning of year                      $202,777          4,501

Secured notes receivable issued                  203,825         16,598
Unsecured notes receivable issued                     --        198,844
Repayments of notes receivable                  (198,844)       (16,598)
Increase (decrease) in accrued interest           13,549           (568)
                                                 -------        -------
Balance, end of year                            $221,307        202,777
                                                 =======        =======

The interest rate on notes receivable at December 31, 1999 ranged from 8.5% to 16%.

7.  Cash and Cash Equivalents
    -------------------------

Cash and cash equivalents at December 31, 1999 and 1998, consisted of:

                                            1999           1998
                                           ------         ------

Demand accounts                           $151,868         30,009
Money-market and brokerage accounts        525,417      1,158,909
                                           -------      ---------
  Total                                   $677,285      1,188,918
                                           =======      =========

8.   Distributions
     -------------

In 1998, the Managing General Partners declared a distribution for Unit holders as of July 2, 1998 totaling $2,370,130 (payable to each partner based on their proportionate share of partner capital including unrealized gains and losses), of which $613,245 and $1,386,755 ($3.47 per unit) was paid to the General Partners and Limited Partners, respectively, in 1998. The remaining $370,130 ($0.93 per Unit) was paid to the Limited Partners in 1999.

In 1997, the Managing General Partners declared a distribution for Unit holders as of September 30, 1997 totaling $4,000,000, of which $455,429 was paid to the General Partners in 1997 and $3,544,571 ($8.86 per Unit) was paid to the Limited Partners in 1998.

9.  Commitments and Contingencies
     -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At December 31, 1999, unfunded investment commitments to portfolio companies and venture capital limited partnerships totaled $626,150.

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

10. Subsequent Events
    -----------------

Subsequent to December 31, 1999, the Partnership sold it entire position in six publicly traded portfolio companies for proceeds totaling $4,494,397 and a realized gain of $3,359,361. The following table discloses details of the transactions:

                                                     Additional
                              12/31/99      Sale       Value     Realized
  Company                    Fair Value   Proceeds    Realized     Gain
-----------                  ----------   --------   ----------  --------
CV Therapeutics, Inc.       $  223,095     239,382      16,287    130,602
Efficient Networks, Inc.        64,487     109,365      44,878     34,111
Inhale Therapeutic
 Systems, Inc.               1,335,031   3,450,754   2,115,723  2,840,756
Medarex, Inc.                       (a)    204,754      26,379     26,379
Pharmos Corporation            122,170     191,382      69,212    146,134
Pilot Network Services,
 Inc.                          166,258     298,760     132,502    181,379
                             ---------   ---------   ---------  ---------
    Total                   $1,911,041   4,494,397   2,404,981  3,359,361
                             =========   =========   =========  =========

(a) Subsequent to December 31, 1999, the Partnership received Medarex, Inc.
common shares from Newtek Ventures II with a fair value of $178,375.

Significant changes in the fair value of the Partnership's investments subsequent to December 31, 1999 are:

                                                            Increase
                                                           (Decrease)
                                12/31/99      03/20/00         in
  Company                      Fair Value    Fair Value    Fair Value
-----------                    ----------    ----------    ----------
Endocare, Inc.                $  403,036       946,707       543,671
Physiometrix, Inc.               893,610     5,314,273     4,420,663
Thermatrix Inc.                1,048,220     1,437,230       389,010
Urogen Corp.                     246,461     5,989,815     5,743,354
Women.com Networks, Inc.       1,611,493     1,129,160      (482,333)
                               ---------    ----------    ----------
    Total                     $4,202,820    14,817,185    10,614,365
                               =========    ==========    ==========

The March 20, 2000 fair value is based on the closing price of the portfolio company's publicly traded common shares on that date with an illiquidity discount for selling restrictions where applicable.

<TABLE/>




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

                         TECHNOLOGY FUNDING VENTURE PARTNERS IV,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner





Date:  March 29, 2000    By:       /s/Michael Brenner
                              ----------------------------------
                                      Michael Brenner
                                      Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature           Capacity                 Date
          ---------           --------                 ----

 /s/Charles R. Kokesh         President, Chief         March 29, 2000
------------------------      Executive Officer,
    Charles R. Kokesh         Chief Financial Officer,
                              and Chairman of
                              Technology Funding Inc.
                              and Managing General
                              Partner of Technology
                              Funding Ltd.



The above represents the Board of Directors of Technology Funding Inc. and the General Partners of Technology Funding Ltd.

