Form 10-Q
period 2000-03-31
TECHNOLOGY FUNDING VENTURE PARTNERS IV
filed 2000-05-12
CIK 826595

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 2000

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                             (unaudited)
                                              March 31,        December 31,
                                                2000              1999
                                             ----------        ------------
ASSETS

Investments:
 Equity investments (cost basis of
 $11,306,004 and $11,915,314 for 2000
 and 1999, respectively)                     $25,493,215         15,419,719
 Notes receivable (cost basis of
 $2,246,176 and $221,307 for 2000 and
 1999, respectively)                           2,246,176            221,307
                                              ----------         ----------
   Total investments                          27,739,391         15,641,026

Cash and cash equivalents                      1,775,307            677,285
Other assets                                      15,936              1,454
Due from affiliated partnership                  970,000                 --
                                              ----------         ----------
   Total assets                              $30,500,634         16,319,765
                                              ==========         ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses        $    65,924             54,345
Due to related parties                            44,539             68,554
Other liabilities                                     --              9,789
                                              ----------         ----------
   Total liabilities                             110,463            132,688

Commitments, contingencies and
 subsequent event (Notes 3, 4, 7 and 8)

Partners' capital:
 Limited Partners (400,000 Units outstanding) 27,511,340         15,915,048
 General Partners                              2,878,831            272,029
                                              ----------         ----------
   Total partners' capital                    30,390,171         16,187,077
                                              ----------         ----------
   Total liabilities and partners' capital   $30,500,634         16,319,765
                                              ==========         ==========

See accompanying notes to unaudited financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                   For the Three Months Ended March 31,
                                   ------------------------------------
                                            2000           1999
                                          --------       --------
Income:
 Notes receivable interest            $    30,681         10 284
 Short-term investment interest             9,151          6,132
                                       ----------        -------
  Total income                             39,832         16,416

Costs and expenses:
 Management fees                           40,799         42,685
 Individual General Partners'
  compensation                              5,597          8,669
 Operating expenses
  Investment operations                    55,476         78,758
  Administrative and investor services    112,036        137,650
  Professional fees                        20,122         11,860
  Computer services                        33,618         28,436
  Interest expense                          3,732             --
                                       ----------        -------
  Total operating expenses                224,984        256,704
                                       ----------        -------
  Total costs and expenses                271,380        308,058
                                       ----------        -------

Net operating loss                       (231,548)      (291,642)

 Net realized gain (loss) from
  sales of equity investments           3,402,598        (30,464)
 Realized gain from venture
  capital limited partnership
  investments                             349,238         66,276
                                       ----------        -------
Net realized gain (loss)                3,520,288       (255,830)

Change in net unrealized
  fair value of equity
  investments                          10,682,806       (663,774)
                                       ----------        -------

Net income (loss)                     $14,203,094       (919,604)
                                       ==========        =======

Net income (loss) per Unit            $     28.99          (1.81)
                                       ==========        =======

See accompanying notes to unaudited financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                       For the Three Months Ended March 31,
                                       -----------------------------------
                                             2000                1999
                                          ----------         ----------
Cash flows from operating activities:
 Interest received                     $    10,029              14,764
 Cash paid to vendors                      (99,033)           (111,969)
 Cash paid to related parties             (205,322)           (173,835)
 Interest paid on short-term
  borrowings                                (3,732)                 --
                                        ----------           ---------
  Net cash used by operating activities   (298,058)           (271,040)
                                        ----------           ---------
Cash flows from investing activities:
 Purchase of equity investments         (1,320,617)           (510,208)
 Notes receivable issued                (2,000,000)            (33,333)
 Repayments of notes receivable              4,196             198,844
 Proceeds from sales of equity
  investments                            4,537,633              68,372
 Distributions from venture capital
  limited partnership investments          174,868                  --
                                        ----------           ---------
  Net cash provided (used) by
   investing activities                  1,396,080            (276,325)
                                        ----------           ---------
Net increase (decrease) in cash
  and cash equivalents                   1,098,022            (547,365)

Cash and cash equivalents at
  beginning of year                        677,285           1,188,918
                                        ----------           ---------
Cash and cash equivalents              $ 1,775,307             641,553
  at March 31                           ==========           =========

See accompanying notes to unaudited financial statements.

-----------------------------------------------

                                       For the Three Months Ended March 31,
                                       ------------------------------------
                                            2000                 1999
                                        -----------          -----------
Reconciliation of net income (loss) to
 net cash used by operating activities:

Net income (loss)                      $14,203,094            (919,604)

Adjustments to reconcile net income
 (loss) to net cash used by operating
 activities:
  Net realized (gain) loss from sales
   of equity investments                (3,402,598)             30,464
  Realized gain from venture
   capital limited partnership
   investments                            (349,238)            (66,276)
  Change in net unrealized fair value
   of equity investments               (10,682,806)            663,774

Changes in:
 Due to/from related parties               (24,015)             43,221
 Accrued interest on notes receivable      (29,803)                 --
 Accounts payable and accrued expenses      11,579                  --
 Other changes, net                        (24,271)            (22,619)
                                         ---------           ---------
Net cash used by operating activities   $ (298,058)           (271,040)
                                         =========           =========
Supplemental schedule of non-cash
 investing activities:
  Investment purchase costs due from
   affiliated partnership               $  970,000                  --
                                         =========           =========

See accompanying notes to unaudited financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partners, the Balance Sheets as of March 31, 2000, and December 31, 1999, and the related Statements of Operations and Statements of Cash Flows for the three months ended March 31, 2000 and 1999, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for such period. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1999. The following notes to financial statements for activity through March 31, 2000, supplement those included in the Annual Report on Form 10-K. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.

Partners' Capital Reclassification
----------------------------------

Commencing in the fourth quarter of 1999, the Partnership is including the change in net unrealized fair value of investments in the profits and losses allocated to partners' capital accounts based on a reevaluation of the Partnership Agreement. The allocations of the net unrealized fair value increase (decrease) from cost of investments, and resulting reclassifications, were determined by applying the provisions of the Partnership Agreement from the inception of the Partnership. The reclassification has no effect on total partners' capital or the Partnership's net income or loss for any period. The reclassifications resulting from the reevaluation of the Partnership Agreement have the effect of accelerating the allocation of profits or losses to partners' capital accounts and, as a result, may permit the acceleration of distributions to Partners to the extent allowable under the Partnership Agreement.

The allocation of the net unrealized fair value increase reclassified as of March 31, 1999 follows:
                                                  Net Unrealized
                                                    Fair Value
                                                     Increase
                              Limited   General    From Cost of
                              Partners  Partners   Investments      Total
                              --------  --------  --------------  ---------
Partners' capital,
 March 31, 1999,
 before reclassification   $12,977,946  307,889     2,435,553   15,721,388
Allocation of net
 unrealized fair value
 increase from cost          2,443,951   (8,398)   (2,435,553)          --
                            ----------  -------    ----------   ----------
Partners' capital,
 March 31, 1999,
 as reclassified           $15,421,897  299,491            --   15,721,388
                            ==========  =======    ==========   ==========


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

3.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the three months ended March 31, 2000 and 1999, were as follows:

                                                 2000          1999
                                               --------      --------
   Management fees                            $ 40,799        42,685
   Individual General Partners' compensation     5,597         8,669
   Reimbursable operating expenses             134,911       165,702


Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual periodically. There were $30,939 and $55,605 due to related parties at March 31, 2000 and December 31, 1999 respectively, related to such expenses.

Amounts payable for management fees were $13,600 and $12,949 at March 31, 2000, and December 31, 1999, respectively. Pursuant to the Partnership Agreement, quarterly management fees are equal to one quarter of one percent of the fair value of Partnership assets.

At March 31, 2000, the Partnership had a receivable of $970,000 for investment purchase costs due from an affiliated partnership. These monies were received in May 2000.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. Any such profit is allocated amongst the Partnership and affiliated partnerships based upon their proportionate investment in the portfolio company. At March 31, 2000, the Partnership had an indirect interest in non-transferable Thermatrix Inc. options at an exercise price higher than the current market value. At March 31, 2000, the Partnership and affiliated partnerships had an indirect interest in non-transferable Physiometrix, Inc., Endocare, Inc. and Genstar Therapeutics Corporation options with a fair market value of $523,490.

4.     Equity Investments
       ------------------

A full listing of the Partnership's equity investments at December 31, 1999, is in the 1999 Annual
Report on Form 10-K.  Activity from January 1 through March 31, 2000, consisted of:

                                                                    January 1 through March 31, 2000
                                                       Principal    --------------------------------
                                                       Amount or
                                        Investment    Shares as of        Cost           Fair
Industry/Company         Position          Date      March 31, 2000       Basis          Value
----------------         --------       ----------   --------------      -------        -------
Balance at January 1, 2000                                             $11,915,314     15,419,719
                                                                        ----------     ----------

Significant changes:

Communications
--------------
Efficient Networks,
 Inc.                   Common shares        1999                 0        (75,254)       (64,487)
Women.com
 Networks, Inc. (a)     Common shares        1996-1999      148,696              0       (368,513)

Computer Equipment Systems and Software
---------------------------------------
Pilot Network
 Services, Inc.         Common shares        1999                 0       (117,381)      (166,258)

Environmental
-------------
Thermatrix Inc. (b)     Common shares        1996         1,105,847              0        295,437


Medical/Biotechnology
---------------------
ADESSO Specialty
 Services Organization,
 Inc. (a) (b)           Preferred shares     1997-2000      131,265        205,262      1,205,257
CV Therapeutics, Inc.   Common shares        1994-1996            0       (108,780)      (223,095)
Endocare, Inc. (b)      Common shares        1996-1998       46,014              0        496,951
Genstar Therapeutics
 Corporation (b)        Common shares        1999           438,366              0      3,011,136
Genstar Therapeutics    Common share warrants
 Corporation (b)        at $0.30-$0.74;
                        expiring 2005-2006   1999           291,667              0      1,979,516
Inhale Therapeutic
 Systems, Inc.          Common shares        1995-1999            0       (609,998)    (1,335,031)
Pharmos Corporation     Common shares        1995                 0        (45,248)      (122,170)
Physiometrix, Inc. (b)  Common shares        1996           270,791              0      4,282,018
Sanarus Medical, Inc.
 (a) (b)                Preferred shares     1999-2000      106,666        110,000        110,000

Venture Capital Limited Partnerships
------------------------------------
Various                 Limited Partnership
                        interests            Various     $2,359,914         26,150        907,527
                                                                        ----------     ----------
Total significant changes during the three
months ended March 31, 2000                                               (615,249)    10,008,288

Other changes, net                                                           5,939         65,208
                                                                        ----------     ----------
Total equity investments at March 31, 2000                             $11,306,004     25,493,215
                                                                        ==========     ==========
Legend and footnotes:

(a)  Equity securities acquired in a private placement transaction;
     resale may be subject to certain selling restrictions.

(b)  Portfolio company is an affiliate of the Partnership;
     resale may be subject to certain selling restrictions.



Marketable Equity Securities
----------------------------

At March 31, 2000, and December 31, 1999, marketable equity securities had aggregate costs of $1,787,097 and $3,361,363, respectively, and aggregate market values of $9,791,292 and $3,996,360, respectively. The net unrealized gains at March 31, 2000, and December 31, 1999, included gross gains of $8,383,543 and $1,619,144, respectively.

ADESSO Specialty Services Organization, Inc.
--------------------------------------------

In March 2000, the Partnership purchased 12,218 Series E Preferred shares for $205,262. The pricing of this round, in which third parties participated, indicated a $999,995 increase in the fair value of the Partnership's investment in the company's preferred shares.

CV Therapeutics, Inc.
---------------------

In January 2000, the Partnership sold its entire investment in the company for proceeds of $239,383 and realized a gain of $130,603.

Efficient Networks, Inc.
------------------------

In February 2000, the Partnership sold its entire investment in the company for proceeds of $109,365 and realized a gain of $34,111.

Genstar Therapeutics Corporation
--------------------------------

In March 2000, the company changed its name from UroGen Corp. to Genstar Therapeutics Corporation.

Subsequent to March 31, 2000, the fair value of the Partnership's investment in the company decreased by $634,399 as a result of a decrease in the publicly traded market price on May 8, 2000.

Inhale Therapeutic Systems, Inc.
--------------------------------

In March 2000, the Partnership sold its entire investment in the company for proceeds of $3,450,754 and realized a gain of $2,840,756.

Pharmos Corporation
-------------------

In January 2000, the Partnership sold its entire investment in the company for proceeds of $191,382 and realized a gain of $146,134.

Pilot Network Services, Inc.
----------------------------

In February 2000, the Partnership sold its entire investment in the company for proceeds of $298,760 and realized a gain of $181,379.

Sanarus Medical, Inc.
---------------------

In February 2000, the Partnership purchased an additional 73,333 Series A Preferred shares for $110,000.

Venture Capital Limited Partnerships
------------------------------------

The Partnership made an additional investment of $26,150 in venture capital limited partnerships during the quarter ended March 31, 2000. The Partnership received cash distributions totaling $174,868 from El Dorado Ventures III, L.P. and Utah Ventures Limited Partnership. The Partnership received a stock distribution of Medarex, Inc. with a fair value of $174,370. These distributions were recorded as realized gains. The Partnership recorded an $881,377 net increase in fair value as a result of increases in the fair value of the underlying investments of the partnerships.

Other Equity Investments
------------------------

Other significant changes reflected above relate to market value fluctuations or the elimination of a discount relating to selling restrictions for publicly traded portfolio companies. Portions of the Partnership's Thermatrix Inc. and Women.com Networks, Inc. shares are restricted.

Subsequent to March 31, 2000, the fair value of the Partnership's investments in Physiometrix, Inc., Thermatrix Inc. and Women.com Networks, Inc. decreased by $1,790,740, $496,648 and $557,120, respectively, as a result of a decrease in the publicly traded market price on May 8, 2000.

5.     Notes Receivable
       ----------------

Activity from January 1 through March 31 consisted of:


                                                 2000          1999
                                               --------      --------
Balance at January 1                         $  221,307       202,777

  Notes receivable issued                     2,000,000        33,333
  Repayments of notes receivable                 (4,196)     (198,844)
  Change in interest receivable                  29,065        (3,589)
                                              ---------       -------
Balance at March 31                          $2,246,176        33,677
                                              =========       =======

The interest rate on notes receivable at March 31, 2000 ranged from 8.5% to 50%. All notes are due on demand.

6.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at March 31, 2000 and December 31, 1999 consisted of:

                                                 2000             1999
                                                ------           ------
Demand accounts                             $  134,966           151,868
Money-Market accounts                        1,640,341           525,417
                                             ---------           -------
     Total                                   1,775,307           677,285
                                             =========           =======

7.     Distributions
       -------------

Subsequent to March 31, 2000, a quarterly tax distribution totaling $1,314,295 was declared and $1,000,000 was paid to the General Partners.

8.     Commitments and Contingencies
       -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At March 31, 2000, unfunded investment commitments to portfolio companies totaled $600,000.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

During the three months ended March 31, 2000, net cash used by operating activities totaled $298,058. The Partnership paid management fees of $40,148 to the Managing General Partners and reimbursed related parties for operating expenses of $159,577. In addition, $5,597 was paid to the Individual General Partners as compensation for their services. Other operating expenses of $99,033 were paid, interest paid on short-term borrowings was $3,732 and interest income of $10,029 was received.

During the three months ended March 31, 2000, the Partnership funded equity investments of $1,320,617 primarily to portfolio companies in the medical/biotechnology industry and issued $2,000,000 in notes receivable to a portfolio company in the computer equipment, systems and software industry; $970,000 of equity investment purchase costs were receivable from an affiliated partnership at March 31, 2000. Proceeds from the sales of equity investments were $4,537,633 and repayments of notes receivable were $4,196. The Partnership received cash distributions from venture capital limited partnerships totaling $174,868. At March 31, 2000, the Partnership's unfunded commitments totaled $600,000.

Cash and cash equivalents at March 31, 2000, were $1,775,307. Future proceeds from investment sales and future short-term borrowings along with Managing General Partner support are expected to be adequate to fund Partnership operations through the next twelve months. Subsequent to March 31, 2000, a quarterly tax distribution totaling $1,314,295 was declared and $1,000,000 was paid to the General Partners.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net income was $14,203,094 for the quarter ended March 31, 2000, compared to net loss of $919,604 during the same period in 1999. The change was primarily due to an increase of $11,346,580 in the change in net unrealized fair value of equity investments, a $3,433,062 increase in realized gains from sales of equity investments, a $282,962 increase in net realized gain from venture capital limited partnerships and a $31,720 decrease in operating expenses.

During the quarter ended March 31, 2000, the increase in equity investment fair value of $10,682,806 was primarily attributable to increases in portfolio companies in the medical/biotechnology and environmental industries along with increases in the venture capital limited partnerships, partially offset by decreases in the communications industry. During the same period in 1999, the decrease in fair value of equity investments of $663,774 was primarily attributable to decreases in portfolio companies in the environmental and microelectronics industries, partially offset by increases in portfolio companies in the information technology and medical/biotechnology industries.

Net realized gain from sales of equity investments was $3,402,598 for the quarter ended March 31, 2000, as compared to a net realized loss of $30,464 for the quarter ended March 31, 1999. The gain in 2000 primarily related to the sale of Inhale Therapeutic Systems, Inc. (See Note 4.) The loss in 1999 resulted from the sale of Endocardial Solutions, Inc.

During the quarter ended March 31, 2000, the Partnership recorded net realized gains from venture capital limited partnership investments of $349,238. During the same period in 1999, there were gains of $66,276.
The gains represented distributions from profits of venture capital limited partnerships.

Total operating expenses were $224,984 and $256,704 for the quarters ended March 31, 2000 and 1999, respectively. The decrease is primarily attributable to decreased investment monitoring activity.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended March 31, 2000.

(b) Financial Data Schedule for the three months ended and as of March 31, 2000 (Exhibit 27).

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

                         TECHNOLOGY FUNDING VENTURE PARTNERS IV,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  May 12, 2000      By:      /s/Michael R. Brenner
                            -------------------------------------------
                                     Michael R. Brenner
                                     Vice President