Form 10-Q
period 2000-06-30
TECHNOLOGY FUNDING VENTURE PARTNERS IV
filed 2000-08-14
CIK 826595

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 2000

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                         (unaudited)
                                           June 30,         December 31,
                                            2000               1999
                                         -----------        -----------
ASSETS

Investments:
 Equity investments (cost basis of
 $11,593,816 and $11,915,314 for 2000
 and 1999, respectively)                 $14,333,188         15,419,719
 Notes receivable, net (cost basis of
 $3,002,327 and $221,307 for 2000 and
 1999, respectively)                       2,030,348            221,307
                                          ----------         ----------
   Total investments                      16,363,536         15,641,026

Cash and cash equivalents                    407,775            677,285
Other assets                                   4,999              1,454
                                          ----------         ----------
   Total assets                          $16,776,310         16,319,765
                                          ==========         ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses    $    26,924             54,345
Due to related parties                        21,712             68,554
Other liabilities                              5,048              9,789
                                          ----------         ----------
   Total liabilities                          53,684            132,688

Commitments, contingencies and
 subsequent events (Notes 2, 3, 4 and 8)

Partners' capital:
 Limited Partners (400,000 Units
  outstanding)                            17,687,258         15,915,048
 General Partners                           (964,632)           272,029
                                          ----------         ----------
   Total partners' capital                16,722,626         16,187,077
                                          ----------         ----------
   Total liabilities and partners'
    capital                              $16,776,310         16,319,765
                                          ==========         ==========

See accompanying notes to unaudited financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                               For the Three                 For the Six
                                               Months Ended                  Months Ended
                                                 June 30,                      June 30,
                                        -------------------------       ----------------------
                                            2000          1999            2000          1999
                                            ----          ----            ----          ----
Income:
 Notes receivable interest           $    260,297         10,836         290,978       21,120
 Short-term investment interest             6,760          1,252          15,911        7,384
                                       ----------      ---------       ---------      -------
  Total income                            267,057         12,088         306,889       28,504

Costs and expenses:
 Management fees                           76,252         40,385         117,051       83,070
 Individual General Partners'
  compensation                             18,131         11,337          23,728       20,006
 Operating expenses:
  Investment operations                   223,957         65,611         279,433      144,369
  Administrative and investor services    147,325        181,491         259,361      319,141
  Professional fees                        32,603         49,889          52,725       61,749
  Computer services                        33,247         30,478          66,865       58,914
  Interest expense                             --             --           3,732           --
                                       ----------      ---------       ---------      -------
  Total operating expenses                437,132        327,469         662,116      584,173
                                       ----------      ---------       ---------      -------
  Total costs and expenses                531,515        379,191         802,895      687,249
                                       ----------      ---------       ---------      -------
Net operating loss                       (264,458)      (367,103)       (496,006)    (658,745)


 Net realized gain (loss) from
  sales of equity investments                  --             --       3,402,598      (30,464)
 Realized gain from venture capital
  limited partnership investments         331,026         60,692         680,264      126,968
 Realized losses from investment
  write-downs                                  --         (2,615)             --       (2,615)
                                       ----------      ---------       ---------      -------
Net realized income (loss)                 66,568       (309,026)      3,586,856     (564,856)

Change in net unrealized fair value:
 Equity investments                   (11,447,839)     1,352,222        (765,033)     688,448
 Notes receivable                        (971,979)            --        (971,979)          --
                                       ----------      ---------       ---------      -------

Net (loss) income                    $(12,353,250)     1,043,196       1,849,844      123,592
                                       ==========      =========       =========      =======

Net (loss) income per Unit           $     (24.56)          2.06            4.43         0.25
                                       ==========      =========       =========      =======

See accompanying notes to unaudited financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                         For the Six Months Ended June 30,
                                         --------------------------------
                                             2000                1999
                                          ----------         ----------
Cash flows from operating activities:
 Interest received                      $   17,558              16,015
 Cash paid to vendors                     (223,156)           (215,259)
 Cash paid to related parties             (658,556)           (367,555)
 Interest paid on short-term
  borrowings                                (3,732)                 --
                                         ---------           ---------
  Net cash used by operating activities   (867,886)           (566,799)
                                         ---------           ---------
Cash flows from investing activities:
 Purchase of equity investments           (350,617)           (698,868)
 Notes receivable issued                (2,500,000)           (183,333)
 Repayments of notes receivable              6,836             198,844
 Proceeds from sales of equity
  investments                            4,537,633              68,372
 Distributions from venture capital
  limited partnership investments          218,819                  --
                                         ---------           ---------
  Net cash provided (used) by
   investing activities                  1,912,671            (614,985)
                                         ---------           ---------
Cash flows from financing activities:
 Distributions to General Partners      (1,314,295)                 --
                                         ---------           ---------
  Net cash used by financing
   activities                           (1,314,295)                 --
                                         ---------           ---------
Net decrease in cash
  and cash equivalents                    (269,510)         (1,181,784)

Cash and cash equivalents at
  beginning of year                        677,285           1,188,918
                                         ---------           ---------
Cash and cash equivalents               $  407,775               7,134
  at June 30                             =========           =========

See accompanying notes to unaudited financial statements.

-----------------------------------------------

                                       For the Six Months Ended June 30,
                                       ------------------------------------
                                            2000                 1999
                                        -----------          -----------
Reconciliation of net income to net
 cash used by operating activities:

Net income                              $1,849,844             123,592

Adjustments to reconcile net income
 to net cash used by operating
 activities:
  Net realized (gain) loss from sales
   of equity investments                (3,402,598)             30,464
  Realized gain from venture
   capital limited partnership
   investments                            (680,264)           (126,968)
  Realized losses from investment
   write-downs                                  --               2,615
  Change in net unrealized fair value:
   Equity investments                      765,033            (688,448)
   Notes receivable                        971,979                  --
Changes in:
 Due to related parties                    (46,842)             89,597
 Accrued interest on notes receivable     (289,331)                 --
 Accounts payable and accrued expenses     (27,421)                 --
 Other changes, net                         (8,286)              2,349
                                         ---------             -------
Net cash used by operating activities   $ (867,886)           (566,799)
                                         =========             =======


See accompanying notes to unaudited financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     General
       -------

Interim Financial Statements
----------------------------

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

Valuation of Investments
------------------------

Investments are valued at fair value as required by the Investment Company Act of 1940.

The Management Committee has the authority to establish valuation procedures and periodically apply such procedures to the Partnership's venture capital investment portfolio. In fulfilling this responsibility, the Managing General Partners under the direction of the Management Committee periodically update and revise the valuation procedures used to determine fair value in order to reflect new events, changing market conditions, more experience with investee companies, or additional information, any of which may require the revision of previous estimating procedures. Any change in fair value which results from the revision in estimating procedures is reported as a change in accounting estimate. The valuation procedures have been revised and approved by the Management Committee and applied under their direction by the Managing General Partners in preparing the June 30, 2000 financial statements. A change in accounting estimate of $10,114,792 was recognized during the quarter ended June 30, 2000 to reflect the revisions to the valuation and is included in the "Change in net unrealized fair value of investments" on the Statement of Operations.

The fair value of investments in publicly traded securities is considered to be the amount which the company may reasonably expect to receive if sold on the valuation date. Unrestricted securities are valued at the five-day average closing sales price or bid/ask price that is available on a national securities exchange or over-the-counter market. Valuation discounts of 5% to 50% are applied to securities subject to resale restrictions resulting from Rule 144, contractual lock-ups such as those commonly associated with underwriting agreements, or knowledge of material non-public information and also to unrestricted securities when the number of shares held by the Partnership and its affiliates is substantial in relation to the average trading volume.

The fair value of all other investments is determined in good faith by the Managing General Partners under the direction of the Management Committee after consideration of available, relevant information. There is no ready market for the Partnership's investments in private companies or unregistered securities of public companies. Fair value is generally defined as the amount the Partnership could reasonably expect to receive for an investment in an orderly disposition on a current sale. Inherent in the good faith determination of fair value of these investments is the selection of a reasonable period for orderly disposition. As the Partnership nears the end of its life, the available period for disposition necessarily shortens. Other significant factors considered in the estimation of fair value include the inherent illiquidity of and lack of marketability associated with venture capital investments in private companies or unregistered securities, the investee company's enterprise value established in the last round of venture financing, changes in market conditions since the last round of venture financing or since the last reporting period, the value of a minority interest in the investee company, contractual restrictions on resale typical of venture financing instruments, the investee company's financial position and ability to obtain any necessary additional financing, the investee company's performance as compared to its business plan, and the investee company's progress towards initial public offering. The values determined for the Partnership's investments in these securities are based upon available information at the time the good faith valuations are made and do not necessarily represent the amount which might ultimately be realized which could be higher or lower than the reported fair value.

At June 30, 2000 and December 31, 1999, the investment portfolio included investments totaling $5,354,621 and $9,113,523, respectively, whose fair values were established in good faith by the Managing General Partners under the direction of the Management Committee in the absence of readily ascertainable market values. In addition, investments in publicly traded securities which have been subjected to a discount for legal, contractual or practical restrictions as determined by the Management Committee amounted to $8,586,330 and $3,154,600 at June 30, 2000 and December 31, 1999, respectively. Because of the inherent uncertainty in the valuation, the values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

2.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the six months ended June 30, 2000 and 1999, were as follows:

                                                 2000          1999
                                               --------      --------
                                              <C
   Management fees                            $117,051        83,070
   Individual General Partners' compensation    23,728        20,006
   Reimbursable operating expenses             470,935       354,076


Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual periodically. There was $3,705 due from related parties at June 30, 2000 related to such expenses compared to $55,605 due to related parties at December 31, 1999.

Amounts payable for management fees were $25,417 and $12,949 at June 30, 2000, and December 31, 1999, respectively. Pursuant to the Partnership Agreement, quarterly management fees are equal to one quarter of one percent of the fair value of Partnership assets.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. Any such profit is allocated amongst the Partnership and affiliated partnerships based upon their proportionate investment in the portfolio company. At June 30, 2000, the Partnership had an indirect interest in non-transferable Thermatrix Inc. options at an exercise price higher than the current market value. At June 30, 2000, the Partnership and affiliated partnerships had an indirect interest in non-transferable Physiometrix, Inc., Endocare, Inc. and Genstar Therapeutics Corporation options with a fair market value of $277,935.

3.     Equity Investments
       ------------------

At June 30, 2000, equity investments consisted of:

                                                                             June 30, 2000
                                                         Principal       ----------------------
                                                         Amount or
                                           Investment  Shares as of       Cost           Fair
Industry (1)/Company     Position             Date     June 30, 2000      Basis          Value
--------------------     --------          ----------  -------------     -------        -------

Communications--3.0%
--------------------
Efficient Networks,     Common              1999-
 Inc.                   shares              2000             1,901        315,257        120,476
VOIS,                   Other
 Inc.                   investment          1999            $7,966          7,966              0
Women.com Networks,     Common              1996-
 Inc.                   shares              1999           148,696        518,955        383,635
                                                                       ----------     ----------
                                                                          842,178        504,111
                                                                       ----------     ----------

Computer Equipment, Systems and Software--0.0%
----------------------------------------------
Ascent Logic            Preferred
 Corporation (a)        shares              1992           106,383         99,000          3,723
Ascent Logic            Common
 Corporation (a)        shares              1997            36,443         23,795          1,276
Reflection              Common share
 Technology,            warrant
 Inc. (a)               at $0.50;
                        expiring
                        2001                1996           359,750              0              0
                                                                       ----------     ----------
                                                                          122,795          4,999
                                                                       ----------     ----------

Environmental--5.9%
-------------------
SunPower                Preferred           1990-
 Corporation (a)        shares              1994         1,013,637      1,179,051        988,296
Thermatrix Inc.         Common
 (b)                    shares              1996         1,105,847      3,095,533              0
Triangle
 Biomedical             Common
 Sciences, Inc.(a)      shares              1999               366         10,248          2,562
Triangle                Common share
 Biomedical             warrant
 Sciences, Inc.(a)      at $28.00;
                        expiring
                        2009                1999               366            366             92
                                                                       ----------     ----------
                                                                        4,285,198        990,950
                                                                       ----------     ----------

Information Technology--5.6%
----------------------------
WorldRes, Inc.          Preferred           1997-
 (a) (b)                shares              1999           155,918        619,687        905,884
WorldRes, Inc.          Preferred
 (a) (b)                share
                        warrants
                        at $3.70-
                        $4.63;
                        expiring            1997-
                        2002-2003           1999             9,721             82         35,035
                                                                       ----------     ----------
                                                                          619,769        940,919
                                                                       ----------     ----------

Medical/Biotechnology--58.0%
----------------------------
ADESSO Specialty
 Services
 Organization           Preferred           1997-
 Inc. (a) (b)           shares              2000           131,265      1,205,257      1,102,626
Biex, Inc. (a) (b)      Preferred           1993-
                        shares              1999           777,021      1,023,540        204,707

Biex, Inc. (a) (b)      Preferred
                        share
                        warrants
                        at $2.50;
                        expiring            1998-
                        2003                1999            59,653              0              0
ConjuChem Inc. (a)      Preferred
                        share
                        warrants
                        at exercised                        aggregate
                        price TBD;                          purchase
                        expiring                            price
                        2001                1996           $13,495              0              0
Endocare, Inc. (b)      Common              1996-
                        shares              1998            46,014        152,624        419,602
Endocare, Inc. (b)      Common
                        share
                        warrant
                        at $3.00;
                        expiring
                        2001                1996             3,750              0         28,571
Genstar
 Therapeutics           Common
 Corporation (b)        share               1999           438,366        320,242      1,364,414
Genstar                 Common
 Therapeutics           share
 Corporation (b)        warrants at
                        $0.30-$0.74;
                        expiring
                        2005-2006           1999           291,667              0        836,564
Intella
 Interventional         Common
 Systems, Inc. (a)      shares              1993               584              0              0
Intella
 Interventional         Preferred
 Systems, Inc. (a)      shares              1993               304              0              0
Molecular
 Geriatrics             Common
 Corporation (a)        shares              1993            23,585        125,000         16,510
Periodontix,            Preferred
 Inc. (a)               shares              1998           106,122        259,999         95,510
Peridontix,             Convertible
 Inc. (a)               note (2)            1999           $37,000         40,642         16,257
Periodontix,            Common
 Inc. (a)               share
                        warrants
                        at $2.25;
                        expiring            1999-
                        2004-2006           2000             6,167              0              0
Physiometrix,           Common
 Inc. (b)               shares              1996           270,791        490,025      5,553,544
Sanarus
 Medical,               Preferred           1999-
 Inc. (a) (b)           shares              2000           106,666        160,000         64,000
                                                                       ----------     ----------
                                                                        3,777,329      9,702,305
                                                                       ----------     ----------

Microelectronics--0.7%
----------------------
KOR Electronics,        Preferred           1989-
 Inc. (a)               shares              1995         3,571,024      1,130,390        113,039
                                                                       ----------     ----------
                                                                        1,130,390        113,039
                                                                       ----------     ----------

Retail/Consumer Products--0.0%
------------------------------
Yes! Entertainment      Common
 Corporation            shares              1995            66,666              0              0
                                                                       ----------     ----------
                                                                                0              0
                                                                       ----------     ----------

Venture Capital Limited Partnership Investments--12.4%
------------------------------------------------------
El Dorado               Ltd.
 Ventures III, L.P.     Partnership
 (a)                    interests         various         $250,000        212,460      1,073,254
Medical Science         Ltd.
 Partners, L.P.         Partnership
 (a)                    interests         various         $500,000        187,246        136,386
Newtek                  Ltd.
 Ventures II, L.P.      Partnership
 (a)                    interests         various         $859,914        330,328        725,437

Onset Enterprises       Ltd.
 Associates, L.P.       Partnership
 (a)                    interests         various         $500,000         45,000         82,530
Utah Ventures           Ltd.
 Limited                Partnership
 Partnership (a)        interests         various         $250,000         41,123         59,258
                                                                       ----------     ----------
                                                                          816,157      2,076,865
                                                                       ----------     ----------
Total equity investments--85.6%                                       $11,593,816     14,333,188
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

(1) Represents the total fair value of a particular industry segment as a percentage of Partners'
Capital at 06/30/00.
(2) The Partnership has no income-producing equity investments except for convertible and subordinated notes which include accrued interest.  Interest rates on such notes are 8%.


All investments are valued at fair value as determined in good faith by the Managing General Partners. See Note 1--Valuation of Investments.
Significant purchases and sales of investments during the six months ended June 30, 2000 are as follows:

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

Efficient Networks, Inc.
------------------------

In February 2000, the Partnership sold 951 shares in the company for proceeds of $109,365 and realized a gain of $34,111.

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

Sanarus Medical, Inc.
---------------------

In February 2000, the Partnership purchased an additional 73,333 Series A Preferred shares for $110,000.

Venture Capital Limited Partnerships
------------------------------------

The Partnership made an additional investment of $26,150 in venture capital limited partnerships in January 2000. The Partnership received cash distributions totaling $218,819 from El Dorado Ventures III, L.P., Medical Sciences Partners, L.P., Newtek Ventures II, L.P. and Utah Ventures Limited Partnership, $28,182 of which were recorded as returns of capital and the remaining recorded as realized gains. The Partnership received stock distributions of Efficient Networks, Inc. and Medarex, Inc. with fair values of $315,257 and $174,370, respectively. These distributions were recorded as realized gains. The Partnership recorded an $858,342 net increase in fair value as a result of increases in the fair value of the underlying investments of the partnerships.

Marketable Equity Securities
----------------------------

At June 30, 2000, marketable equity securities had aggregate costs of $2,623,562 and aggregate market values of $10,128,444. The net unrealized gains at June 30, 2000 included gross gains of $8,476,206.

Subsequent Events
-----------------

In July 2000, the Partnership sold 143,387 common shares in Physiometrix, Inc. for proceeds of $3,835,600 and realized a gain of $3,415,639.

Subsequent to June 30, 2000, the fair value of the Partnership's investment in Genstar Therapeutics Corporation increased by $647,904 as a result of an increase in the publicly traded market price on August 11, 2000.

4.     Notes Receivable, net
       ---------------------

Activity from January 1 through June 30 consisted of:


                                                 2000          1999
                                               --------      --------
Balance at January 1                         $  221,307       202,777

  Notes receivable issued                     2,500,000       183,333
  Repayments of notes receivable                 (6,836)     (198,844)
  Change in interest receivable                 287,856         1,973
  Change in allowance for loan losses          (971,979)           --
                                              ---------       -------
Total notes receivable,
 net at June 30                              $2,030,348       189,239
                                              =========       =======

The interest rate on notes receivable at June 30, 2000 ranged from 8.5% to 50%. All notes are due on demand.

In 2000, the Partnership recorded a $971,979 decrease in the fair value of notes receivable from a portfolio company in the computer equipment industry based on the fair value of the notes as determined in good faith by the Managing General Partners.

Subsequent to June 30, 2000, the Partnership funded an additional
$1,500,000 to Sutmyn Storage Corporation in exchange for secured notes receivable.

5.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at June 30, 2000 and December 31, 1999 consisted of:

                                                 2000             1999
                                                ------           ------
Demand accounts                               $     --           151,868
Money-Market accounts                          407,775           525,417
                                               -------           -------
     Total                                     407,775           677,285
                                               =======           =======

6.     Distributions
       -------------

In the quarter ended June 30, 2000, a quarterly tax distribution totaling $1,314,295 was declared and paid to the General Partners.

7.     Short-Term Borrowings
       ---------------------

The Partnership has a borrowing account with a financial institution. At June 30, 2000, the borrowing capacity of this account, which fluctuates based on collateral value, was $419,601 and there were no outstanding borrowings. Interest is charged at the prime rate plus one-half percent. The Partnership's investment in Endocare, Inc. is pledged as collateral.

8.     Commitments and Contingencies
       -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At June 30, 2000, unfunded investment commitments to portfolio companies totaled $2,100,000.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

The Partnership operates as a business development company under the Investment Company Act of 1940 and makes venture capital investments in new and developing companies. The Partnership's financial condition is dependent upon on the success of the portfolio companies. There is no ready market for many of the Partnership's investments. It is possible that some of its venture capital investments may be a complete loss or may be unprofitable and that others will appear likely to become successful, but may never realize their potential. The valuation of the Partnership's investments in securities for which there are no available market quotes is subject to the estimate of the Managing General Partners in accordance with the valuation guidance described in Note 1 to the financial statements. In the absence of readily obtainable market values, the estimated fair value of the Partnership's investments may differ significantly from the values that would have been used had a ready market existed.

During the six months ended June 30, 2000, net cash used by operating activities totaled $867,886. The Partnership paid management fees of $104,583 to the Managing General Partners and reimbursed related parties for operating expenses of $530,245 in 2000. In addition, $23,728 was paid to the Individual General Partners as compensation for their services. Other operating expenses of $223,156 were paid, interest paid on short-term borrowings was $3,732 and interest income of $17,558 was received.

During the six months ended June 30, 2000, the Partnership funded equity investments of $350,617 primarily to portfolio companies in the medical/biotechnology industry and issued $2,500,000 in notes receivable to a portfolio company in the computer equipment, systems and software industry. Proceeds from the sales of equity investments were $4,537,633 and repayments of notes receivable were $6,836. At June 30, 2000, the Partnership's unfunded commitments totaled $2,100,000.

In the quarter ended June 30, 2000, the Partnership declared and paid $1,314,295 in General Partner tax distributions.

Cash and cash equivalents at June 30, 2000, were $407,775. Interest income on short-term investments and future proceeds from investment sales are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

    Current quarter compared to corresponding quarter in the preceding year
    -----------------------------------------------------------------------

Net loss was $12,353,250 for the quarter ended June 30, 2000, compared to net income of $1,043,196 during the same period in 1999. The change was primarily due to a decrease of $12,800,061 in the net unrealized fair value of equity investments, a $971,979 decrease in the net unrealized fair value of notes receivable and a $109,663 increase in operating expenses, partially offset by a $270,334 increase in net realized gain from venture capital limited partnerships and a $254,969 increase in interest income.

During the quarter ended June 30, 2000, the decrease in equity investment fair value of $11,447,839 was primarily attributable a $9,142,813 decrease in fair value of equity investments for the change in accounting estimate discussed in Note 1 to the financial statements. Additional decreases in fair value resulted from decreases in portfolio companies in the communications, environmental and medical/biotechnology industries. During the same period in 1999, the increase in fair value of equity investments of $1,352,222 was primarily attributable to increases in portfolio companies in the communications and environmental industries, partially offset by decreases in portfolio companies in the medical/biotechnology industry.

During the quarter ended June 30, 2000, the Partnership recorded a decrease in the fair value of notes receivable of $971,979 for the change in accounting estimate discussed in Note 1 to the financial statements. There was no such amount recorded for the same period in 1999.

Total operating expenses were $437,132 and $327,469 for the quarters ended June 30, 2000 and 1999, respectively. In the second quarter of 2000, the Managing General Partners billed the Partnership an additional $170,464 for investment management expenses incurred by the General Partners in 1998 and 1999, but not previously billed to the Partnership. If these expenses had been billed in prior years, operating expenses for the three months ended June 30, 2000 and 1999 would have been $266,668 and $351,429, respectively. The decrease is attributable to decreased investment activity and the related administrative costs.

During the quarter ended June 30, 2000, the Partnership recorded net realized gains from venture capital limited partnership investments of $331,026. During the same period in 1999, there were gains of $60,692.
The gains represented distributions from profits of venture capital limited partnerships.

For the quarter ended June 30, 2000, interest income of $267,057 was primarily the result of interest earned on secured notes receivable. During the same period in 1999, interest income was $12,088.
Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

    Current six months compared to corresponding six months in the
    --------------------------------------------------------------
    preceding year
    --------------

Net income was $1,849,844 and $123,592 for the six months ended June 30, 2000 and 1999, respectively. The change was primarily due to an increase of $3,433,062 in the net realized gain from sales of equity investments, a $553,296 increase in net realized gain from venture capital limited partnerships and a $278,385 increase in interest income, partially offset by a $1,453,481 decrease in the net unrealized fair value of equity investments, a $971,979 decrease in the net unrealized fair value of notes receivable and a $77,943 increase in operating expenses.

Net realized gain from sales of equity investments was $3,402,598 for the six months ended June 30, 2000, as compared to a net realized loss of $30,464 for the six months ended June 30, 1999. The gain in 2000 primarily related to the sale of Inhale Therapeutic Systems, Inc. (See Note 3.) The loss in 1999 resulted from the sale of Endocardial Solutions, Inc.

During the six months ended June 30, 2000, the Partnership recorded net realized gains from venture capital limited partnership investments of $680,264. During the same period in 1999, there were gains of $126,968. The gains represented distributions from profits of venture capital limited partnerships.

For the quarter ended June 30, 2000, interest income of $306,889 was primarily the result of interest earned on secured notes receivable. During the same period in 1999, interest income was $28,504.

During the six months ended June 30, 2000, the decrease in equity investment fair value of $765,033 was mainly attributable to a $9,142,813 decrease in fair value of equity investments for the change in accounting estimate discussed in Note 1 to the financial statements and decreases in portfolio companies in the communications and environmental industries. This decrease was partially offset by increases in portfolio companies in the medical/biotechnology industry and the venture capital limited partnerships. During the same period in 1999, the increase of $688,448 was primarily attributable to portfolio companies in the communications and information technology industries, partially offset by decreases in the microelectronics industry.

During the six months ended June 30, 2000, the Partnership recorded a decrease in the fair value of notes receivable of $971,979 for the change in accounting estimate discussed in Note 1 to the financial statements. There was no such amount recorded for the same period in 1999.

Total operating expenses were $662,116 and $584,173 for the six months ended June 30, 2000 and 1999, respectively. In the second quarter of 2000, the Managing General Partners billed the Partnership an additional $170,464 for investment management expenses incurred by the General Partners in 1998 and 1999, but not previously billed to the Partnership. If these expenses had been billed in prior years, operating expenses for the six months ended June 30, 2000 and 1999 would have been $491,652 and $629,026, respectively. The decrease is attributable to decreased investment activity and the related administrative costs.

II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended June 30, 2000.

(b) Financial Data Schedule for the six months ended and as of June 30, 2000 (Exhibit 27).

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

                         TECHNOLOGY FUNDING VENTURE PARTNERS IV,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  August 14, 2000    By:     /s/Charles R. Kokesh
                              -----------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Limited