Form 10-Q
period 2000-09-30
TECHNOLOGY FUNDING VENTURE PARTNERS IV
filed 2000-11-14
CIK 826595

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2000

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                        (unaudited)
                                        September 30,       December 31,
                                            2000               1999
                                        ------------        -----------
ASSETS

Investments:
 Equity investments, at fair value
 (cost basis of $11,158,332 and
 $11,915,314 for 2000 and 1999,
 respectively)                           $12,647,429         15,419,719
 Notes receivable, at fair value
 (cost basis of $4,942,863 and
 $221,307 for 2000 and 1999,
 respectively)                               219,253            221,307
                                          ----------         ----------
   Total investments                      12,866,682         15,641,026

Cash and cash equivalents                  2,651,592            677,285
Other assets                                   4,384              1,454
                                          ----------         ----------
   Total assets                          $15,522,658         16,319,765
                                          ==========         ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses    $    45,030             54,345
Due to related parties                        54,616             68,554
Other liabilities                              5,048              9,789
                                          ----------         ----------
   Total liabilities                         104,694            132,688

Commitments and contingencies

Partners' capital:
 Limited Partners (400,000 Units
  outstanding)                            16,655,902         15,915,048
 General Partners                         (1,237,938)           272,029
                                          ----------         ----------
   Total partners' capital                15,417,964         16,187,077
                                          ----------         ----------
   Total liabilities and partners'
    capital                              $15,522,658         16,319,765
                                          ==========         ==========

See accompanying notes to unaudited financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                               For the Three                 For the Nine
                                               Months Ended                  Months Ended
                                               September 30,                 September 30,
                                        -------------------------       ----------------------
                                            2000          1999            2000          1999
                                            ----          ----            ----          ----
Income:
 Notes receivable interest            $   442,732          6,368         733,710       27,488
 Short-term investment interest            20,691            140          36,602        7,524
                                        ---------      ---------       ---------    ---------
  Total income                            463,423          6,508         770,312       35,012

Costs and expenses:
 Management fees                           41,941         43,205         158,992      126,275
 Individual General Partners'
  compensation                             10,963         12,359          34,691       32,365
 Operating expenses:
  Administrative and investor services    137,500        154,343         396,861      473,484
  Investment operations                    59,769         58,956         339,202      203,325
  Professional fees                        41,394         13,949          94,119       75,698
  Computer services                        33,789         39,011         100,654       97,925
  Interest expense                             --          4,280           3,732        4,280
                                        ---------      ---------       ---------    ---------
     Total operating expenses             272,452        270,539         934,568      854,712
                                        ---------      ---------       ---------    ---------
     Total costs and expenses             325,356        326,103       1,128,251    1,013,352
                                        ---------      ---------       ---------    ---------
Net operating income (loss)               138,067       (319,595)       (357,939)    (978,340)


 Realized gain (loss) from
  sales of equity investments           3,427,177       (457,010)      6,829,775     (487,474)
 Net realized gain from venture
  capital limited partnership
  investments                             132,000             --         812,264      126,968
 Realized losses from investment
  write-downs                                  --             --              --       (2,615)
                                        ---------      ---------       ---------    ---------
Net realized income (loss)              3,697,244       (776,605)      7,284,100   (1,341,461)

Change in net unrealized
  fair value:
   Equity investments                  (1,250,275)    (1,016,111)     (2,015,308)    (327,663)
   Notes receivable                    (3,751,631)            --      (4,723,610)          --
                                        ---------      ---------       ---------    ---------

Net (loss) income                     $(1,304,662)    (1,792,716)        545,182   (1,669,124)
                                        =========      =========       =========    =========

Net (loss) income per unit            $     (2.58)         (3.50)           1.85        (3.25)
                                        =========      =========       =========    =========

See accompanying notes to unaudited financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                               For the Nine Months
                                               Ended September 30,
                                          -----------------------------
                                             2000                1999
                                          ----------         ----------
Cash flows from operating activities:
 Interest received                      $   52,257              16,155
 Cash paid to vendors                     (317,092)           (284,358)
 Cash paid to related parties             (838,351)           (645,741)
 Interest paid for short-term borrowings    (3,732)             (4,280)
                                         ---------           ---------
  Net cash used by operating activities (1,106,918)           (918,224)
                                         ---------           ---------
Cash flows from investing activities:
 Purchase of equity investments           (350,617)           (698,868)
 Notes receivable issued                (4,013,615)           (183,333)
 Repayments of notes receivable              7,892             198,844
 Proceeds from sales of equity
  investments                            8,401,041             347,267
 Distributions from venture capital
  limited partnership investments          350,819                  --
                                         ---------           ---------
  Net cash provided (used) by
   investing activities                  4,395,520            (336,090)
                                         ---------           ---------
Cash flows from financing activities:
 Distribution to General Partners       (1,314,295)                 --
 Proceeds from short-term
   borrowings, net                              --              82,291
                                         ---------           ---------
  Net cash (used) provided by
   financing activities                 (1,314,295)             82,291
                                         ---------           ---------
Net increase (decrease) in cash
  and cash equivalents                   1,974,307          (1,172,023)

Cash and cash equivalents at
  beginning of year                        677,285           1,188,918
                                         ---------           ---------
Cash and cash equivalents               $2,651,592              16,895
  at September 30                        =========           =========

See accompanying notes to unaudited financial statements.

-----------------------------------------------

                                               For the Nine Months
                                               Ended September 30,
                                          -----------------------------
                                             2000                1999
                                          ----------         ----------
Reconciliation of net income (loss) to net
 cash used by operating activities:

Net income (loss)                      $   545,182          (1,669,124)

Adjustments to reconcile net income
 (loss) to net cash used by operating
 activities:
  Net realized (gain) loss from sales
   of equity investments                (6,829,775)            487,474
  Realized gain from venture
   capital limited partnership
   investments                            (812,264)           (126,968)
  Realized losses from investment
   write-downs                                  --               2,615
  Change in net unrealized fair value:
   Equity investments                    2,015,308             327,663
   Notes receivable                      4,723,610                  --

Changes in:
 Due to/from related parties               (13,938)             28,108
 Accrued interest on notes receivable     (718,055)            (18,857)
 Accounts payable and accrued expenses      (9,315)             51,848
 Other changes, net                         (7,671)               (983)
                                         ---------           ---------
Net cash used by operating activities  $(1,106,918)           (918,224)
                                         =========           =========


See accompanying notes to unaudited financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     General
       -------

Interim Financial Statements
----------------------------

In the opinion of the Managing General Partners, the accompanying interim financial statements reflect all adjustments necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1999. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.

Valuation of Investments
------------------------

Investments are valued at fair value as required by the Investment Company Act of 1940.

The Management Committee has the authority to establish valuation procedures and periodically apply such procedures to the Partnership's venture capital investment portfolio. In fulfilling this responsibility, the Managing General Partners under the direction of the Management Committee periodically update and revise the valuation procedures used to determine fair value in order to reflect new events, changing market conditions, more experience with investee companies, or additional information, any of which may require the revision of previous estimating procedures. The valuation procedures were revised and approved by the Management Committee in the quarter ended June 30, 2000. A change in fair value of $10,114,792 was recognized during the quarter ended June 30, 2000 to reflect the revisions to the valuation methodology and is included in the "Change in net unrealized fair value of investments" on the Statement of Operations.

The fair value of investments in publicly traded securities is considered to be the amount which the Partnership may reasonably expect to receive if the investments were sold on the valuation date. Unrestricted securities are valued at the five-day average closing sales price or bid/ask price that is available on a national securities exchange or over-the-counter market. Valuation discounts of 5% to 50% are applied to securities subject to resale restrictions resulting from Rule 144, contractual lock-ups such as those commonly associated with underwriting agreements, or knowledge of material non-public information and also to unrestricted securities when the number of shares held by the Partnership and its affiliates is substantial in relation to the average trading volume.

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

At September 30, 2000 and December 31, 1999, the investment portfolio included investments totaling $3,414,741 and $9,113,523, respectively, whose fair values were established in good faith by the Managing General Partners under the direction of the Management Committee in the absence of readily ascertainable market values. In addition, investments in publicly traded securities which have been subjected to a discount for legal, contractual or practical restrictions as determined by the Management Committee amounted to $7,153,127 and $3,154,600 at September 30, 2000 and December 31, 1999, respectively. Because of the inherent uncertainty in the valuation, the values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

2.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the nine months ended September 30, 2000 and 1999, were as follows:

                                                 2000          1999
                                               --------      --------
                                              <C
   Management fees                            $158,992       126,275
   Individual General Partners' compensation    34,691        32,365
   Reimbursable operating expenses             630,730       515,209


Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual periodically. There were $40,636 and $55,605 due to related parties at September 30, 2000 and December 31, 1999, respectively, related to such expenses.

Amounts payable for management fees were $13,980 and $12,949 at September, 2000, and December 31, 1999, respectively. Pursuant to the Partnership Agreement, quarterly management fees are equal to one quarter of one percent of the fair value of Partnership assets.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. Any such profit is allocated amongst the Partnership and affiliated partnerships based upon their proportionate investment in the portfolio company. At September 30, 2000, the Partnership had an indirect interest in non-transferable Thermatrix Inc. options at an exercise price higher than the current market value. At September 30, 2000, the Partnership and affiliated partnerships had an indirect interest in non-transferable Physiometrix, Inc., Endocare, Inc. and Genstar Therapeutics Corporation options with a fair value of $278,369.

3.     Equity Investments
       ------------------

At September 30, 2000, equity investments consisted of:

                                                                            September 30, 2000
                                                          Principal        ----------------------
                                                          Amount or
                                           Investment   Shares as of       Cost           Fair
Industry (1)/Company     Position             Date    September 30, 2000   Basis          Value
--------------------     --------          ---------- ------------------  -------        -------

Communications--1.9%
--------------------
Efficient Networks,     Common
 Inc.                   shares              2000             1,901    $   315,257         69,577
VOIS,                   Other
 Inc.                   investment          1999            $7,966          7,966              0
Women.com Networks,     Common              1996-
 Inc.                   shares              1999           148,696        518,955        226,702
                                                                       ----------     ----------
                                                                          842,178        296,279
                                                                       ----------     ----------

Computer Equipment, Systems and Software--0.0%
----------------------------------------------
Ascent Logic            Preferred
 Corporation (a)        shares              1992           106,383         99,000          3,723
Ascent Logic            Common
 Corporation (a)        shares              1997            36,443         23,795          1,276
Reflection              Common share
 Technology,            warrant
 Inc. (a)               at $0.50;
                        expiring
                        2001                1996           359,750              0              0
                                                                       ----------     ----------
                                                                          122,795          4,999
                                                                       ----------     ----------

Environmental--10.7%
--------------------
SunPower                Preferred           1990-
 Corporation (a)        shares              1994         1,013,637      1,179,051      1,647,161
Thermatrix Inc.         Common
 (b)                    shares              1996         1,105,847      3,095,533              0
Triangle
 Biomedical             Common
 Sciences, Inc.(a)      shares              1999               366         10,248          4,099
Triangle                Common share
 Biomedical             warrant
 Sciences, Inc.(a)      at $28.00;
                        expiring
                        2009                1999               366            366            146
                                                                       ----------     ----------
                                                                        4,285,198      1,651,406
                                                                       ----------     ----------

Information Technology--4.9%
----------------------------
WorldRes, Inc.          Preferred           1997-
 (a) (b)                shares              1999           155,918        619,687        724,706
WorldRes, Inc.          Preferred
 (a) (b)                share
                        warrants
                        at $3.70-
                        $4.63;
                        expiring            1997-
                        2002-2003           1998             9,721             82         28,028
                                                                       ----------     ----------
                                                                          619,769        752,734
                                                                       ----------     ----------

Medical/Biotechnology--50.7%
----------------------------
ADESSO Specialty
 Services
 Organization           Preferred           1997-
 Inc. (a) (b)           shares              2000           131,265      1,205,257        551,313
Biex, Inc. (a) (b)      Preferred           1993-
                        shares              1999           777,021      1,023,540        204,707

Biex, Inc. (a) (b)      Preferred
                        share
                        warrants
                        at $2.50;
                        expiring            1998-
                        2003                1999            59,653              0              0
ConjuChem Inc. (a)      Preferred
                        share
                        warrants
                        at exercise                         aggregate
                        price TBD;                          purchase
                        expiring                            price
                        2001                1996           $13,495              0              0
Endocare, Inc. (b)      Common              1996-
                        shares              1998            46,014        152,624        428,805
Endocare, Inc. (b)      Common
                        share
                        warrant
                        at $3.00;
                        expiring
                        2001                1996             3,750              0         29,321
Genstar
 Therapeutics           Common
 Corporation (b)        share               1999           438,366        320,242      2,364,546
Genstar                 Common
 Therapeutics           share
 Corporation (b)        warrants at
                        $0.30-$0.74;
                        expiring            1998-
                        2005-2006           1999           291,667              0      1,502,002
Intella
 Interventional         Common
 Systems, Inc. (a)      shares              1993               584              0              0
Molecular
 Geriatrics             Common
 Corporation (a)        shares              1993            23,585        125,000         16,510
Periodontix,            Preferred
 Inc. (a)               shares              1998           106,122        259,999         47,755
Periodontix,             Convertible
 Inc. (a)               note (2)            1999           $37,000         41,390          8,280

Periodontix,            Common
 Inc. (a)               share
                        warrants
                        at $2.25;
                        expiring            1999-
                        2004-2006           2000             6,167              0              0
Physiometrix,           Common
 Inc.                   shares              1996           126,791         53,793      2,601,751
Sanarus
 Medical,               Preferred           1999-
 Inc. (a) (b)           shares              2000           106,666        160,000         64,000
                                                                       ----------     ----------
                                                                        3,341,845      7,818,990
                                                                       ----------     ----------

Microelectronics--0.7%
----------------------
KOR Electronics,        Preferred           1989-
 Inc. (a)               shares              1995         3,571,024      1,130,390        113,039
KOR Electronics,        Common
 Inc. (a)               Shares              1994           670,036              0              0
                                                                       ----------     ----------
                                                                        1,130,390        113,039
                                                                       ----------     ----------

Retail/Consumer Products--0.0%
------------------------------
Yes! Entertainment      Common
 Corporation            shares              1995            66,666              0              0
                                                                       ----------     ----------
                                                                                0              0
                                                                       ----------     ----------

Venture Capital Limited Partnership Investments--13.0%
------------------------------------------------------
El Dorado               Ltd.
 Ventures III, L.P.     Partnership
 (a)                    interests         various         $250,000        212,460        864,250
Medical Science         Ltd.
 Partners, L.P.         Partnership
 (a)                    interests         various         $500,000        187,246        135,900

Newtek                  Ltd.
 Ventures II, L.P.      Partnership
 (a)                    interests         various         $859,914        330,328        725,437
Onset Enterprises       Ltd.
 Associates, L.P.       Partnership
 (a)                    interests         various         $500,000         45,000         92,302
Utah Ventures           Ltd.
 Limited                Partnership
 Partnership (a)        interests         various         $250,000         41,123        192,093
                                                                       ----------     ----------
                                                                          816,157      2,009,982
                                                                       ----------     ----------
Total equity investments--81.9%                                       $11,158,332     12,647,429
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

(1) Represents the total fair value of a particular industry segment as a percentage of Partners'
Capital at 09/30/00.
(2) The Partnership has no income-producing equity investments except for convertible and subordinated notes which include accrued interest.  Interest rates on such notes are 8%.


All investments are valued at fair value as determined in good faith by the Managing General Partners. See Note 1--Valuation of Investments.
Significant purchases and sales of investments during the nine months ended September 30, 2000 are as follows:

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

Genstar Therapeutics Corporation
--------------------------------

In March 2000, the company changed its name from UroGen Corp. to Genstar Therapeutics Corporation.

Subsequent to September 30, 2000, the fair value of the Partnership's investment in Genstar Therapeutics Corporation increased by $670,535 as a result of an increase in the publicly traded market price on November 9, 2000.

Inhale Therapeutic Systems, Inc.
--------------------------------

In March 2000, the Partnership sold its entire investment in the company for proceeds of $3,450,754 and realized a gain of $2,840,756.

Pharmos Corporation
-------------------

In January 2000, the Partnership sold its entire investment in the company for proceeds of $191,382 and realized a gain of $146,134.

Physiometrix, Inc.
------------------

In July 2000, the Partnership sold 144,000 common shares in the company for proceeds of $3,851,872 and realized a gain of 3,415,640.

In July 2000, an officer of the Managing General Partners exercised options for 1,875 common shares which were immediately sold. (See Note 2.) The Partnership's proportionate share of the realized gain was $11,192.


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

Sanarus Medical, Inc.
---------------------

In February 2000, the Partnership purchased an additional 73,333 Series A Preferred shares for $110,000.

Venture Capital Limited Partnerships
------------------------------------

The Partnership made an additional investment of $26,150 in venture capital limited partnerships in January 2000. The Partnership received cash distributions totaling $350,819 from El Dorado Ventures III, L.P., Medical Sciences Partners, L.P., Newtek Ventures II, L.P. and Utah Ventures Limited Partnership, $28,182 of which were recorded as returns of capital and the remaining recorded as realized gains. The Partnership received stock distributions of Efficient Networks, Inc. and Medarex, Inc. with fair values of $315,257 and $174,370, respectively. These distributions were recorded as realized gains. The Partnership recorded a $791,459 net increase in fair value as a result of increases in the fair value of the underlying investments of the partnerships.

Marketable Equity Securities
----------------------------

At September 30, 2000, marketable equity securities had aggregate costs of $888,005 and aggregate market values of $2,898,030. The net unrealized gains at September 30, 2000 included gross gains of $2,549,023.

4.     Notes Receivable, net
       ---------------------

Activity from January 1 through September 30 consisted of:


                                                 2000          1999
                                               --------      --------
Balance at January 1                         $  221,307       202,777

  Notes receivable issued                     4,013,615       183,333
  Repayments of notes receivable                 (7,892)     (198,844)
  Change in interest receivable                 715,833         7,595
  Change in allowance for loan losses        (4,723,610)           --
                                              ---------       -------
Total notes receivable,
 net at September 30                         $  219,253       194,861
                                              =========       =======

The interest rate on notes receivable at September 30, 2000 ranged from 8% to 50%. All notes are due on demand.

During 2000, the Partnership issued notes receivable totaling $4,000,000 to a portfolio company in the computer equipment industry. Interest income on these notes for the nine months ended September 30, 2000 totals $723,610 and is payable on demand. In determining fair value as of September 30, 2000, the Managing General Partners gave consideration to deterioration in the company's performance during the quarter ended September 30, 2000 as a result of business, technical, financing and legal challenges, the company's financial position at September 30, 2000 and its ability to obtain critical additional financing, and, as a result, recorded a $4,723,610 decrease in the fair value of notes and interest receivable.
The company is actively exploring opportunities for additional financing and should they ultimately be successful, the impact on the Partnership's fair value would likely be positive. Because of the inherent uncertainties involved in predicting the outcome of the company's ability to obtain additional financing, the estimated fair value at September 30, 2000 may differ significantly from a value that would have been used had the outcome of the company's efforts been known, and the difference could be material.

5.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at September 30, 2000 and December 31, 1999 consisted of:

                                                 2000             1999
                                                ------           ------
Demand accounts                             $   46,738           151,868
Money-Market accounts                        2,604,854           525,417
                                             ---------           -------
     Total                                  $2,651,592           677,285
                                             =========           =======


6.     Distributions
       -------------

In the quarter ended June 30, 2000, a quarterly tax distribution totaling $1,314,295 was declared and paid to the General Partners.

7.     Commitments and Contingencies
       -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At September 30, 2000, unfunded commitments to portfolio companies totaled $600,000.


8.     Subsequent Events
       -----------------

On November 8, 2000, a proxy statement and ballot were mailed to the Limited Partners of record on the close of business October 31, 2000 along with a notice of the tri-annual meeting of Limited Partners to be held on December 8, 2000. Items to be voted upon include the following:

(1) The election of three Individual General Partners to serve as members of the Partnership's Management Committee each for a three-year term;

(2) The election of two Managing General Partners to serve as members of the Partnership's Management Committee each for a three-year term;

(3) Ratification of the Management Committee's appointment of Arthur Andersen LLP as independent certified public accountants of the Partnership;

(4) The amendment of Article 2, Section (m) of the Partnership Agreement to delete references to "Controlling Person" in the definition of "General Partner Overhead" so that the salary and fringe benefits of a Controlling Person of a Managing General Partner directly involved in carrying out the business of the Partnership are expenses of the Partnership;

(5) The amendment of Article 1.03 of the Partnership Agreement to clarify the Partnership's investment objective;

(6) The amendment of Article 5.04 of the Partnership Agreement to clarify the Limited Partners' right to vote under the Investment Company Act of 1940, as amended (the "Act");

(7) Such other matters as may properly come before the Meeting or any adjournment thereof.

If approved, the change proposed in Item 4 would become effective as of January 1, 2000 and would result in additional expense to the Partnership of approximately $69,425 for the year ending December 31, 2000.

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

During the nine months ended September 30, 2000, net cash used by operating activities totaled $1,106,918. The Partnership paid management fees of $157,961 to the Managing General Partners and reimbursed related parties for operating expenses of $645,699 in 2000. In addition, $34,691 was paid to the Individual General Partners as compensation for their services. Other operating expenses of $317,092 were paid, interest paid on short-term borrowings was $3,732 and interest income of $52,257 was received.

During the nine months ended September 30, 2000, the Partnership funded equity investments of $350,617 primarily to portfolio companies in the medical/biotechnology industry and issued $4,013,615 in notes receivable primarily to a portfolio company in the computer equipment, systems and software industry. Proceeds from the sales of equity investments were $8,401,041 and repayments of notes receivable were $7,892. The Partnership received cash distributions from venture capital limited partnership investments totaling $350,819. At September 30, 2000, the Partnership's unfunded commitments totaled $600,000.

In the quarter ended June 30, 2000, the Partnership declared and paid $1,314,295 in General Partner tax distributions.

Cash and cash equivalents at September 30, 2000, were $2,651,592. Interest income on short-term investments and future proceeds from investment sales are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

    Current quarter compared to corresponding quarter in the preceding year
    -----------------------------------------------------------------------

Net loss was $1,304,662 for the quarter ended September 30, 2000, compared to net loss of $1,792,716 during the same period in 1999. The change was primarily due to an increase of $3,884,187 in the realized gain from sales of equity investments, an increase of $456,915 in interest income and a $132,000 increase in net realized gain from venture capital limited partnerships, partially offset by a decrease of $3,751,631 in the change in net unrealized fair value of notes receivable and a $234,164 decrease in the change in net unrealized fair value of equity investments.

Realized gains from equity sales totaled $3,427,177 in the quarter ended September 30, 2000 compared to a loss of $457,010 for the same period in 1999. The 2000 gain primarily relates to the sale of Physiometrix, Inc. (See Note 3.) The 1999 loss relates to the sale of the Partnership's investments in Naiad Technologies, Inc., CV Therapeutics, Inc. and Avalon Imaging, Inc.

For the quarter ended September 30, 2000, interest income of $463,423 was primarily the result of interest earned on secured notes receivable and higher cash balances. During the same period in 1999, interest income was $6,508.

Net realized gains from venture capital limited partnership investments totaled $132,000 in the quarter ended September 30, 2000. During the same period in 1999, there was no such gains.

During the quarter ended September 30, 2000, the Partnership recorded a decrease in the fair value of notes receivable of $3,751,631 which related to a decrease in a portfolio company in the computer equipment, systems and software industry. There was no such amount recorded for the same period in 1999.

During the quarter ended September 30, 2000, the decrease in equity investment fair value of $1,250,275 was primarily attributable to a decrease in portfolio companies in the medical/biotechnology industry, partially offset by increases in the environmental industry. During the same period in 1999, the decrease in equity investment fair value of $1,016,111 was primarily attributable to a decrease in a portfolio company in the environmental industry, partially offset by increases in the medical/biotechnology industry.

Total operating expenses were $272,452 and $270,539 for the quarters ended September 30, 2000 and 1999, respectively. In the second quarter of 2000, the Managing General Partners billed the Partnership an additional $170,464 for investment management expenses incurred by the General Partners in 1998 and 1999, but not previously billed to the Partnership. If these expenses had been billed in prior years, operating expenses for the three months ended September 30, 2000 and 1999 would have been $272,452 and $285,828, respectively. The decrease is attributable to decreased investment activity and the related administrative costs.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

    Current nine months compared to corresponding nine months in the
    --------------------------------------------------------------
    preceding year
    --------------

Net income was $545,182 for the nine months ended September 30, 2000, compared to net loss of $1,669,124 during the same period in 1999. The change was primarily due to an increase of $7,317,249 in the realized gain from sales of equity investments, an increase of $735,300 in interest income and a $685,296 increase in net realized gain from venture capital limited partnerships, partially offset by a decrease of $4,723,610 in the change in net unrealized fair value of notes receivable and a $1,687,645 decrease in the change in net unrealized fair value of equity investments.

Realized gain from equity sales totaled $6,829,775 for the nine months ended September 30, 2000 as compared to a loss of $487,474 for the same period in 1999. The 2000 gain primarily relates to the sale of Inhale Therapeutic Systems, Inc. and Physiometrix, Inc. (See Note 3.) The 1999 loss primarily relates to the sale of the Partnership's investments in Naiad Technologies, Inc., CV Therapeutics, Inc. and Avalon Imaging, Inc.

For the nine months ended September 30, 2000, interest income of $770,312 was primarily the result of interest earned on secured notes receivable and higher cash balances. During the same period in 1999, interest income was $35,012.

During the nine months ended September 30, 2000, the Partnership recorded net realized gains from venture capital limited partnership investments of $812,264. During the same period in 1999, there were gains of $126,968. The gains represented distributions from profits of venture capital limited partnerships.

During the nine months ended September 30, 2000, the decrease in equity investment fair value of $2,015,308 was mainly attributable to a $9,142,813 decrease in fair value of equity investments as discussed in Note 1 to the financial statements and decreases in portfolio companies in the communications and environmental industries. This decrease was partially offset by increases in portfolio companies in the medical/biotechnology industry and the venture capital limited partnerships. During the same period in 1999, the decrease in equity investment fair value of $327,663 was mainly attributable to portfolio companies in the environmental and microelectronics industries, partially offset by increases in the communications and medical/biotechnology industries.

During the nine months ended September 30, 2000, the Partnership recorded a decrease in the fair value of notes receivable of $4,723,610 of which $971,979 related to the change in valuation methodology discussed in Note 1 to the financial statements and the remainder related to a decrease in a portfolio company in the computer equipment, systems and software industry. There was no such amount recorded for the same period in 1999.

Total operating expenses were $934,568 and $854,712 for the nine months ended September 30, 2000 and 1999, respectively. In the second quarter of 2000, the Managing General Partners billed the Partnership an additional $170,464 for investment management expenses incurred by the General Partners in 1998 and 1999, but not previously billed to the Partnership. If these expenses had been billed in prior years, operating expenses for the nine months ended September 30, 2000 and 1999 would have been $764,104 and $914,854, respectively. The decrease is attributable to decreased investment activity and the related administrative costs.


II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) A Form 8-K was filed by the Partnership on September 12, 2000 to report the resignation of KPMG LLP as the Partnership's independent accountants. A Form 8-K/A was filed by the Partnership on September 25, 2000 with KPMG LLP's letter in response to the Form 8-K.

     A Form 8-K was filed by the Partnership on November 13, 2000 to report the appointment of Arthur Andersen LLP as the Partnership's independent public accountants.

(b) Financial Data Schedule for the nine months ended and as of September 30, 2000 (Exhibit 27).

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

                         TECHNOLOGY FUNDING VENTURE PARTNERS IV,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              TECHNOLOGY FUNDING LTD.
                              Managing General Partners




Date:  November 14, 2000   By:     /s/Charles R. Kokesh
                              -----------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Limited