Form 10-K
period 2000-12-31
TECHNOLOGY FUNDING VENTURE PARTNERS IV
filed 2001-03-30
CIK 826595

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934

                 For The Year Ended December 31, 2000

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
Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.               [   ]
No active market for the units of limited partnership interests (Units) exists, and therefore the market value of such Units cannot be determined.
Documents incorporated by reference:  Portions of the Registrant's
Proxy Statement relating to the Registrant's Meeting of Limited
Partners held on December 8, 2000 are incorporated by reference into
Part III of this Form 10-K where indicated.
Forward-Looking Statements
--------------------------

The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward-looking statements made by or on behalf of the Partnership. The Partnership and its representatives may from time to time make written or oral statements that are "forward-looking", including statements contained in this report and other filings with the Securities and Exchange Commission, and reports to the Partnership's shareholders and news releases. All statements that express expectations, estimates, forecasts and projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements which constitute forward-looking statements may be made by or on behalf of the Partnership. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", "projects", "forecasts", "may", "should", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. The Partnership undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

                                   PART I

Item 1.  BUSINESS
------   --------

Technology Funding Venture Partners IV, An Aggressive Growth Fund, L.P. (the Partnership) is a limited partnership organized under the laws of the State of Delaware on December 4, 1986.
For the period from December 5, 1986, through November 14, 1988, the Partnership was inactive. The Partnership filed a registration statement with the Securities and Exchange Commission on November 14, 1988, and commenced selling units of limited partnership interest (Units) in January 1989. On February 16, 1989, the minimum number of Units required to commence Partnership operations (15,000) had been sold. The offering terminated with 400,000 Units sold on September 14, 1990. The Partnership's original contributed capital was $40,034,891, consisting of $39,994,896 from Limited Partners for 400,000 units and $39,995 from the General Partners, Technology Funding Ltd. (TFL) and Technology Funding Inc. (TFI). The General Partners do not own any units.

The principal investment objectives of the Partnership are long-term capital appreciation from venture capital investments in new and developing companies and preservation of Limited Partner capital through risk management and active involvement with such companies (portfolio companies). The Partnership's investments in portfolio companies primarily consist of equity securities such as common and preferred shares, but also include debt convertible into equity securities and warrants and options to acquire equity securities. Although venture capital investments offer the opportunity for significant gains, such investments involve a high degree of business and financial risk that can result in substantial losses. Among these are the risks associated with investment in companies in an early stage of development or with little or no operating history, companies operating at a loss or with substantial variations in operating results from period to period, and companies with the need for substantial additional capital to support expansion or to achieve or maintain a competitive position. Such companies may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing and service capabilities, and a larger number of qualified managerial and technical personnel. There is no ready market for many of the Partnership's investments. The Partnership's investments in portfolio companies are generally subject to restrictions on sale because they were acquired from the issuer in private placement transactions or because the Partnership is an affiliate of the issuer.

The Partnership has elected to be a business development company under the Investment Company Act of 1940, as amended (the Act), and operates as a nondiversified investment company as that term is defined in the Act. The Partnership's term was extended for a two-year period to December 31, 1999, pursuant to unanimous approval by the Management Committee on December 5, 1997. In April 1999, the Management Committee further extended the term of the Partnership to December 31, 2001.

Item 2.  PROPERTIES
------   ----------

The Registrant has no material physical properties.

Item 3.  LEGAL PROCEEDINGS
------   -----------------

In October 2000, Kanematsu Corporation, a creditor of one of the Partnership's portfolio companies, initiated an arbitration proceeding against the Partnership, two affiliated partnerships, and a fourth co-investor. Kanematsu is seeking to recover $2,000,000, the purchase price in a contract by which the Partnership and the other entities are alleged to have agreed to purchase certain debt securities of the portfolio company from Kanematsu. The Partnership and affiliated partnerships have asserted counterclaims against Kanematsu. An arbitrator has been selected and a hearing has been scheduled. The Partnership intends to defend its position vigorously in this arbitration. It is the Managing General Partners' belief that the Partnership will ultimately prevail in this matter, although there can be no assurance in this regard. Accordingly, the Partnership has not accrued any liability associated with the arbitration proceeding.

From time to time, the Partnership is subject to routine litigation incidental to the business of the Partnership. Although there can be no assurances as to the ultimate disposition of these matters and the proceeding disclosed above, it is the opinion of the Managing General Partners, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operations and financial condition of the Partnership.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

A meeting of the Limited Partners of the Partnership was held on December 8, 2000. At that meeting, the Limited Partners elected three individual general partners to serve as members of the Partnership's Management Committee each for a three-year term:
Donald W. Frommer II (393,873 Units voting for, 6,127 Units voting against or abstaining), Amanda B. Innes (393,523 Units voting for, 6,477 Units voting against or abstaining) and John Patrick O'Grady, M.D. (393,604 Units voting for, 6,396 Units voting against or abstaining). Two Managing General Partners were also elected to serve as members of the Partnership's Management Committee each for a three-year term: Technology Funding Inc. (391,195 Units voting for, 8,805 voting against or abstaining) and Technology Funding Limited (391,163 Units voting for, 8,837 voting against or abstaining). The Limited Partners also ratified the selection of Arthur Andersen LLP as independent public accountants (385,023 Units voting for, 2,866 Units voting against and 12,111 Units abstaining.) In addition, the Limited Partners approved: (1) an amendment to Article 2, Section (m) of the Partnership Agreement so that the salary and benefits of a controlling person of a Managing General Partner directly involved in carrying out the business of the Partnership are expenses of the Partnership (340,245 Units voting for, 38,966 Units voting against and 20,789 Units abstaining), (2) an amendment to Article 1.03 of the Partnership Agreement to clarify that the Partnership's investment objective is to maximize long-term capital appreciation for the Limited Partners up to and including the final day of the Partnership's operations prior to dissolution (377,949 Units voting for, 7,739 Units voting against and 14,312 Units abstaining), and (3) an amendment to Article 5.04 of the Partnership Agreement to clarify the Limited Partners' right to vote under the Investment Company Act of 1940, as amended (375,962 Units voting for, 7,784 Units voting against and 16,254 Units abstaining.)

                                   PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
------   -------------------------------------------------------------
         MATTERS
         -------

        (a) There is no established public trading market for the Units.

        (b) At December 31, 2000 there were 7,857 record holders of
            Units.

        (c) The Registrant, being a partnership, does not pay dividends. Cash distributions, however, may be made to the partners pursuant to the Partnership Agreement.

Item 6.  SELECTED FINANCIAL DATA
------   -----------------------

                                               For the Years Ended and As of December 31,
                                    ---------------------------------------------------------------
                                     2000           1999          1998          1997          1996
                                    ------         ------        ------        ------        ------
Total investment income        $   803,943         46,467       119,497       148,931        99,272
Net investment loss             (1,647,314)    (1,176,106)   (1,461,264)   (1,320,606)   (1,423,434)
Net realized gain from
 venture capital limited
 partnership investments           911,025        982,946            --       524,939       255,239
Net realized gain (loss) from
 sales of equity investments     6,687,582       (663,218)      178,402     7,699,981       989,034
Recoveries from investments
  previously written off                --             --         3,650            --            --
Realized losses from
  impairment write-downs        (4,119,073)        (2,615)     (422,261)   (3,768,897)   (1,078,341)
(Decrease) increase in
 unrealized appreciation
 (depreciation):
  Equity investments            (1,875,962)       405,078     1,358,307   (15,263,861)     (773,777)
  Notes receivable              (4,726,055)            --            --            --            --
Net decrease in partners'
 capital resulting from
 operations                     (4,769,797)      (453,915)     (343,166)  (12,128,444)   (2,031,279)
Net decrease in partners'
 capital resulting from
 operations per Unit (1)             (8.97)         (0.57)        (0.67)       (24.28)        (3.64)
Total assets                    11,348,815     16,319,765    17,073,958    23,069,679    37,025,188
Distributions declared           1,314,295             --     2,370,130     4,000,000       316,227
Distributions declared
 per Unit (2)                           --             --          4.39          8.86            --

(1) See Notes 1 and 3 to the Financial Statements for a description of the method of calculation of net increase (decrease) in partners' capital from operations per Unit.

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

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
------   -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

Liquidity and Capital Resources
-------------------------------

The Partnership operates as a business development company under the Investment Company Act of 1940 and makes venture capital investments in new and developing companies. The Partnership's financial condition is dependent upon the success of the portfolio companies. There is no ready market for many of the Partnership's investments. It is possible that some of its venture capital investments may be a complete loss or may be unprofitable and that others will appear likely to become successful, but may never realize their potential. The valuation of the Partnership's investments in securities for which there are no available market quotes is subject to the estimate of the Managing General Partners in accordance with the valuation guidance described in Note 1 to the financial statements. In the absence of readily obtainable market values, the estimated fair value of the Partnership's investments may differ significantly from the values that would have been used had a ready market existed.

For the year ended December 31, 2000, net cash used by operating activities totaled $2,358,587. The Partnership paid management fees of $197,812 to the Managing General
Partners and reimbursed related parties for operating expenses of $1,753,539 in 2000. In addition, $49,839 was paid to the Individual General Partners as compensation for their services. Other operating expenses of $434,773 were paid, interest paid on short-term borrowings was $3,732 and interest income of $81,108 was received.

For the year ended December 31, 2000, the Partnership funded equity investments of $673,779, primarily to portfolio companies in the medical/biotechnology and communications industries, and issued notes receivable of $4,013,615 primarily to a portfolio company in the computer equipment, systems and software industry. Proceeds from sales of equity investments were $8,406,324 and repayments of notes receivable provided cash of $8,482. The Partnership received cash distributions from venture capital limited partnerships totaling $350,819.

The Partnership paid a tax distribution of $1,314,295 to the General Partners. Proceeds from short-term borrowings were $1,100,000.

Cash and cash equivalents at December 31, 2000, were $2,182,634, of which $1,100,000 was pledged as collateral for short-term borrowings. The Partnership's short-term borrowing of $1,100,000 accrues interest at a commercial financial institution's prime rate, which was 9.5% at December 31, 2000, and is due on March 31, 2001. As of December 31, 2000, the Partnership was committed to fund $600,000 in additional investments. Future proceeds from investment sales and interest income on short-term investments are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

2000 compared to 1999
---------------------

Net decrease in partners' capital resulting from operations was $4,769,797 in 2000 compared to $453,915 in 1999. The change was primarily due to increased unrealized depreciation on notes receivable investments, an increase in realized losses from impairment write-downs on investments, decreased unrealized appreciation on equity investments and increased operating expenses, partially offset by an increase in net realized gains from sales of equity investments and increased interest income.

Unrealized depreciation on notes receivable investments was $4,726,055 and $0 at December 31, 2000 and 1999,
respectively. During the year ended December 31, 2000, the Partnership recorded unrealized depreciation on notes receivable of $4,726,055 primarily related to loans made to Sutmyn Storage Corporation, a portfolio company in the computer equipment, systems and software industry. Based on events at the portfolio company the Managing General Partners believe the notes and accrued interest totaling $4,723,610 have a fair value of $0.

During 2000, the Partnership recorded realized losses from impairment write-downs on investments of $4,119,073, which represents the Partnership's total investments in Biex, Inc. and Thermatrix Inc. Biex, Inc. suspended operations in November 2000 after it was unable to obtain additional funding. Thermatrix Inc.'s existing equity has no value under the reorganization plan approved by the bankruptcy court in December 2000. There were $2,615 in realized losses from impairment write-downs in 1999.

Unrealized appreciation on equity investments was $1,628,443 and $3,504,405 at December 31, 2000 and 1999, respectively. During 2000, the decrease in unrealized appreciation of equity investments of $1,875,962 was primarily attributable to a $9,142,813 decrease in fair value of equity investments to reflect revisions to the valuation methodology as discussed in Note 1 to the financial statements. Equity investments sold during 2000 resulted in a $1,498,346 decrease in unrealized appreciation as the appreciation was realized upon sale. The decrease was partially offset by increases in portfolio companies in the medical/biotechnology industry and the venture capital limited partnerships and a $2,047,313 increase due to the write-down of Thermatrix Inc. In 1999, the increase in unrealized appreciation of $405,078 was primarily attributable to increases in portfolio companies in the medical/biotechnology, communications and information technology industries, partially offset by a decrease in a portfolio company in the environmental industry.

Operating expenses were $2,203,620 and $1,012,056 for 2000 and 1999, respectively. In the second quarter of 2000, the Managing General Partners billed the Partnership an additional $170,464 for investment management expenses incurred by the General Partners in 1998 and 1999, but not previously billed to the Partnership. In the fourth quarter of 2000, the Managing General Partners billed the Partnership an additional $658,486 for operating expenses relating to prior years that had not been fully recovered as permitted by the Partnership Agreement. If these expenses had been billed in prior years, operating expenses for 2000 and 1999 would have been $1,374,670 and $1,313,565, respectively. In December 2000, the Limited Partners of the Partnership approved an amendment to the Partnership Agreement so that the salary and benefits of a controlling person of a Managing General Partner directly involved in carrying out the business of the Partnership are expenses of the Partnership. This resulted in additional operating expenses in 2000 of $58,052.

During 2000, net realized gain from sales of equity investments of $6,687,582 primarily resulted from the sale of Inhale Therapeutic Systems, Inc. and Physiometrix, Inc. During 1999, net realized loss from sales of equity investments of $663,218 primarily resulted from the sales of shares in Naiad Technologies, Inc., Splash Technology Holdings, Inc. and Adept Technology, Inc., partially offset by a gain from the sale of SalesLogix Corporation.

In 2000, interest income of $803,943 was primarily the result of interest earned on secured notes receivable and higher cash balances. During 1999, interest income was $46,467.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

1999 compared to 1998
---------------------

Net decrease in partners' capital resulting from operations was $453,915 in 1999 compared to $343,166 in 1998. The change was primarily due to a decrease in the unrealized appreciation on equity investments and an increase in net realized losses from sales of equity investments, partially offset by an increase in net realized gain from venture capital limited partnership investments, a decrease in realized losses from impairment write-downs on investments and decreased operating expenses.

Unrealized appreciation on equity investments was $3,504,405 and $3,099,327 at December 31, 1999 and 1998, respectively. During 1999, the increase in unrealized appreciation of equity investments of $405,078 was primarily attributable to increases in portfolio companies in the medical/biotechnology, communications and information technology industries, partially offset by a decrease in a portfolio company in the environmental industry. In 1998, the increase in unrealized appreciation of $1,358,307 was primarily attributable to an increase in a portfolio company in the environmental industry, partially offset by a decrease in portfolio companies in the computer systems and software and medical/biotechnology industries.

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

During 1999, the Partnership recorded realized losses from impairment write-downs on investments of $2,615. During 1998, the Partnership recorded realized losses from impairment write-downs of $422,261 primarily due to portfolio companies in the medical/biotechnology and retail/consumer products industries.

Total operating expenses were $1,012,056 and $1,336,021 for 1999 and 1998, respectively. As disclosed in Note 2 to the financial statements, the Managing General Partners reevaluated allocations to the Partnership in 1998 and determined that they had not fully recovered allocable operating expenses, primarily salary, benefits, and professional fees as permitted by the Partnership Agreement. As a result, the Partnership was charged $193,391 of additional operating expenses in 1998 which related to prior years. In 2000, the Managing General Partners billed the Partnership an additional $828,950 for investment management expenses consisting of $301,509, $226,167 and $301,274 for 1999, 1998 and prior years, respectively, that were incurred by the General Partners but not previously billed to the Partnership. If the additional expense had been recorded in prior years, total operating expenses would have been $1,313,565 and $1,368,797 for 1999 and 1998, respectively.



Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
-------  ----------------------------------------------------------

The Partnership is subject to financial market risks, including changes in interest rates with respect to its investments in debt securities and interest bearing cash equivalents as well as changes in marketable equity security prices. The Partnership does not use derivative financial instruments to mitigate any of these risks. The return on the Partnership's investments is generally not affected by foreign currency fluctuations.

The Partnership does not have a significant exposure to modest public market price fluctuations as the Partnership primarily invests in private business enterprises. However, should significant changes in market equity prices occur, there could be a longer-term effect on valuations of private companies, which could affect the carrying value and the amount and timing of gains realized on these investments. Since there is typically no public market for the Partnership's investments in private companies, the valuation of the investments is subject to the estimate of the Partnership's Managing General Partners. In the absence of a readily ascertainable market value, the estimated value of the Partnership's investments in private companies may differ significantly from the values that would be placed on the portfolio if a ready market existed. The Partnership's portfolio also includes common stocks in publicly traded companies. These investments are directly exposed to equity price risk, in that a hypothetical ten percent change in these equity prices would result in a similar percentage change in the fair value of these securities. The Partnership's investments also include some debt securities. Since the debt securities are generally priced at a fixed rate, changes in interest rates do not directly impact interest income. The Partnership's debt securities are generally held to maturity or converted into equity securities of private companies.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------   -------------------------------------------

The financial statements of the Registrant are set forth in
Item 14.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
------   ------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------

None

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------  --------------------------------------------------

As a partnership, the Registrant has no directors or executive officers. The Management Committee is responsible for the management and administration of the Partnership.
The members of the Management Committee consist of the three Individual General Partners and a representative from each of Technology Funding Ltd., a California limited partnership
(TFL), and its wholly owned subsidiary, Technology Funding Inc., a California corporation (TFI). TFL and TFI are the Managing General Partners. Reference is made to the information regarding Individual General Partners and the Managing General Partners in the Registrant's Proxy Statement related to the Meeting of Limited Partners held on December 8, 2000, which information is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION
-------  ----------------------

As a partnership, the Registrant has no officers or directors. In 2000, the Partnership incurred $197,798 in management fees. The fees are designed to compensate the Managing General Partners for General Partner Overhead incurred in performing management duties for the Partnership through December 31, 2000. General Partner Overhead (as defined in the Partnership Agreement) includes the General Partners' share of rent, utilities, property taxes and the cost of capital equipment and the general and administrative expenses paid by the Managing General Partners in performing their obligations to the Partnership. As compensation for their services, the Individual General Partners each receive $10,000 annually, plus $1,000 and related expenses for each meeting of the Management Committee and committees thereof. In 2000, $49,839 of such fees and expenses were paid.

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

                               PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
-------  ------------------------------------------------------
         FORM 8-K
         --------

        (a) List of Documents filed as part of this Annual Report on Form 10-K

             (1) Financial Statements - the following financial statements are filed as a part of this Report:

                  Report of Independent Public Accountants as of and
                    for the year ended December 31, 2000
                  Independent Auditors' Report as of December 31,
                    1999 and for the years ended December 31, 1999
                    and 1998
                  Balance Sheets as of December 31, 2000
                    and 1999
                  Statements of Investments as of
                    December 31, 2000 and 1999
                  Statements of Operations for the years
                    ended December 31, 2000, 1999 and 1998
                  Statements of Partners' Capital for the years
                    ended December 31, 2000, 1999 and 1998
                  Statements of Cash Flows for the years
                    ended December 31, 2000, 1999 and 1998
                  Notes to Financial Statements

             (2)  Financial Statement Schedules

                  All schedules have been omitted because they are not applicable or the required information is included in the financial statements or the notes thereto.

             (3)  Exhibits

                  None

         (b)  Reports on Form 8-K

              A report on Form 8-K was filed by the Registrant on November 13, 2000, to report the appointment of Arthur Andersen LLP as the Partnership's independent public accountants. No financial statements were filed.

         (c) Financial Data Schedule for the year ended and as of December 31, 2000 (Exhibit 27).

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
----------------------------------------




To the Partners of
     Technology Funding Venture Partners IV,
      an Aggressive Growth Fund, L.P.:

We have audited the accompanying balance sheet of Technology Funding Venture Partners IV, an Aggressive Growth Fund, L.P. (a Delaware limited partnership) (the Fund), including the statement of investments, as of December 31, 2000, and the related statements of operations, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included physical inspection of securities owned as of December 31, 2000. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Funding Venture Partners IV, an Aggressive Growth Fund, L.P. as of December 31, 2000, and the results of its operations, changes in partners' capital and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.








Los Angeles, California                    /S/ARTHUR ANDERSEN LLP
March 16, 2001

                     INDEPENDENT AUDITORS' REPORT
                     ----------------------------

The Partners
Technology Funding Venture Partners IV, An Aggressive Growth Fund,
L.P.:

We have audited the accompanying balance sheet of Technology Funding Venture Partners IV, An Aggressive Growth Fund, L.P. (a Delaware limited partnership), including the statement of investments, as of December 31, 1999, and the related statements of operations, partners' capital, and cash flows for each of the years in the two-year period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of certain securities and notes owned, by correspondence with the individual investee and borrowing companies, and a physical examination of those securities held by a safeguarding agent as of December 31, 1999. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Funding Venture Partners IV, An Aggressive Growth Fund, L.P. as of December 31, 1999, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.




Albuquerque, New Mexico                               /S/KPMG LLP
March 29, 2000

BALANCE SHEETS
--------------

                                                   December 31,
                                            ------------------------
                                             2000              1999
                                            ------            ------
ASSETS

Investments:
  Equity investments (cost basis of
   $7,314,452 and $11,915,314 for
   2000 and 1999, respectively)        $ 8,942,895       15,419,719
  Notes receivable, net (cost basis
   of $4,946,307 and $221,307 for
   2000 and 1999, respectively)            220,252          221,307
                                        ----------       ----------
       Total investments                 9,163,147       15,641,026

Cash and cash equivalents                2,182,634          677,285
Other assets                                 3,034            1,454
                                        ----------       ----------
       Total assets                    $11,348,815       16,319,765
                                        ==========       ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses  $    78,885           54,345
Due to related parties                      61,897           68,554
Short-term borrowings                    1,100,000               --
Other liabilities                            5,048            9,789
                                        ----------       ----------
       Total liabilities                 1,245,830          132,688

Commitments and contingencies

Partners' capital
 (400,000 Limited Partner Units
  outstanding)                          10,102,985       16,187,077
                                        ----------       ----------
       Total liabilities and
        partners' capital              $11,348,815       16,319,765
                                        ==========       ==========

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF INVESTMENTS
-------------------------

                                        Principal
                                        Amount or    December 31, 2000      December 31, 1999
Industry                                Shares at    -----------------      -----------------
(1)                         Investment  December 31, Cost       Fair        Cost        Fair
Company           Position  Date        2000         Basis      Value       Basis       Value
-------------     --------  ----------  -----------  -----      -----       -----       -----

Equity Investments
------------------

Communication
-------------
1.0% and 10.4% at December 31, 2000 and 1999, respectively
----------------------------------------------------------
Efficient          Common
 Networks, Inc.    shares       2000       4,516 $   414,018     64,353     75,254     64,487
VOIS, Inc.         Other        1999-
                   investment   2000      $7,966       7,966          0      2,766          0
Women.com          Common       1996-
 Networks, Inc.(a) shares       2000     185,014     411,165     40,481    518,955  1,611,493
                                                  ----------  --------- ----------  ---------
                                                     833,149    104,834    596,975  1,675,980
                                                  ----------  --------- ----------  ---------

Computer Equipment, Systems and Software
----------------------------------------
0.0% and 1.5% at December 31, 2000 and 1999, respectively
---------------------------------------------------------
Ascent Logic       Preferred
 Corporation (a)   shares       1992     106,383      99,000      3,723     99,000     37,234
Ascent Logic       Common
 Corporation (a)   shares       1997      36,443      23,795      1,276     23,795     12,755
Pilot Network      Common
 Services, Inc.    shares       1999          --          --         --    117,381    166,258

STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Reflection         Common share
 Technology,       warrant
 Inc. (a)          at $0.50;
                   expiring
                   2001         1996     359,750           0          0          0          0
Splash Technology  Escrowed
 Holdings, Inc.    sales
                   proceeds     1997          --          --         --          0     20,000
                                                  ----------  --------- ----------  ---------
                                                     122,795      4,999    240,176    236,247
                                                  ----------  --------- ----------  ---------

Environmental
-------------
9.8% and 26.9% at December 31, 2000 and 1999, respectively
----------------------------------------------------------
SunPower           Preferred    1990-
 Corporation (a)   shares       1994   1,013,637   1,179,051    988,296  1,179,051  3,294,320
Thermatrix Inc.    Common
 (b)               shares       1996          --          --         --  3,095,533  1,048,220
Triangle
 Biomedical        Common
 Sciences, Inc.(a) shares       1999         366      10,248      3,587     10,248     10,248
Triangle           Common share
 Biomedical        warrant
 Sciences, Inc.(a) at $28.00;
                   expiring
                   2009         1999         366         366        128        366        366
                                                  ----------  --------- ----------  ---------
                                                   1,189,665    992,011  4,285,198  4,353,154
                                                  ----------  --------- ----------  ---------

Information Technology
----------------------
1.9% and 11.6% at December 31, 2000 and 1999, respectively
----------------------------------------------------------
WorldRes, Inc.     Preferred    1997-
 (a) (b)           shares       1999     155,918     619,687    187,102    619,687  1,811,766

STATEMENTS OF INVESTMENTS (continued)
------------------------------------
WorldRes, Inc.     Preferred
 (a) (b)           share
                   warrants
                   at $3.70-
                   $4.63;
                   expiring     1997-
                   2002-2003    1998       9,721          82          0         82     70,071
                                                  ----------  --------- ----------  ---------
                                                     619,769    187,102    619,769  1,881,837
                                                  ----------  --------- ----------  ---------

Medical/Biotechnology
---------------------
60.8% and 34.7% at December 31, 2000 and 1999, respectively
-----------------------------------------------------------
Adesso Healthcare
 Technology
 Services, Inc.
(formerly ADESSO
 Specialty
 Services
 Organization      Preferred    1997-
 Inc.)(a) (b)      shares       2000     131,265   1,205,257          0    999,995    999,995
Adesso Healthcare
 Technology
 Services, Inc.
(formerly ADESSO
 Specialty
 Services
 Organization      Convertible
 Inc.)(a) (b)      note (2)     2000    $272,228     272,228    204,171         --         --
Biex, Inc. (a) (b) Preferred    1993-
                   shares       1999          --          --         --  1,023,540  1,023,540
Biex, Inc. (a) (b) Preferred
                   share
                   warrants
                   at $2.50;
                   expiring     1998-
                   2003         1999          --          --         --          0          0

STATEMENTS OF INVESTMENTS (continued)
------------------------------------
ConjuChem Inc. (a) Preferred
                   share
                   warrants
                   at exercised          aggregate
                   price TBD;            purchase
                   expiring              price
                   2001         1996     $13,495           0          0          0          0
CV Therapeutics,   Common       1994-
 Inc.              shares       1996          --          --         --    108,780    223,095
Endocare, Inc. (b) Common       1996-
                   shares       2000      49,764     163,874    317,246    152,624    383,067
Endocare, Inc. (b) Common
                   share
                   warrant
                   at $3.00;
                   exercised    1996          --          --         --          0     19,969
                   2000
Genstar
 Therapeutic       Common
 Corporation (b)   share        1999     438,366     320,242  2,137,034    320,242    219,183
Genstar            Common
 Therapeutic       share
 Corporation (b)   warrants at
                   $0.30-$0.74;
                   expiring     1998-
                   2005-2006    1999     291,667           0  1,350,627          0     27,278
Inhale Therapeutic Common       1995-
 Systems, Inc.     shares       1999          --          --         --    609,998  1,335,031
Intella
 Interventional    Common
 Systems, Inc. (a) shares       1993         584           0          0          0          0
Intella
 Interventional    Preferred
 Systems, Inc. (a) shares       1993          --          --         --          0          0
Molecular
 Geriatrics        Common
 Corporation (a)   shares       1993      23,585     125,000     16,510    125,000     47,170
Periodontix,       Preferred
 Inc. (a)          shares       1998     106,122     259,999     39,000    259,999    238,775
Peridontix,        Convertible
 Inc. (a)          note (2)     1999     $37,000      42,134      6,320     39,166     39,166
STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Periodontix,       Common
 Inc. (a)          share
                   warrant
                   at $2.25;
                   expiring     1999-
                   2004-2006    2000       6,167           0          0          0          0
Pharmos            Common
 Corporation       shares       1995          --          --         --     45,248    122,170
Physiometrix,      Common
 Inc.              shares       1996     126,791      53,793  2,020,732    490,025    893,610
Sanarus
 Medical,          Preferred    1999-
 Inc. (a) (b)      shares       2000     106,666     160,000     48,000     50,000     50,000
                                                  ----------  --------- ----------  ---------
                                                   2,602,527  6,139,640  4,224,617  5,622,049
                                                  ----------  --------- ----------  ---------

Microelectronics
----------------
0.0% and 2.6% at December 31, 2000 and 1999, respectively
---------------------------------------------------------
KOR Electronics,   Preferred    1989-
 Inc. (a)          shares       1995   3,571,024   1,130,390          0  1,130,390    423,897
                                                  ----------  --------- ----------  ---------
                                                   1,130,390          0  1,130,390    423,897
                                                  ----------  --------- ----------  ---------

Retail/Consumer Products
------------------------
0.0% and 0.0% at December 31, 2000 and 1999, respectively
---------------------------------------------------------
Yes! Entertainment Common
 Corporation       shares       1995          --          --         --          0      6,000
                                                  ----------  --------- ----------  ---------
                                                          --         --          0      6,000
                                                  ----------  --------- ----------  ---------

STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Venture Capital Limited Partnership Investments
-----------------------------------------------
15.0% and 7.5% at December 31, 2000 and 1999, respectively
----------------------------------------------------------
El Dorado          Ltd.
 Ventures III, L.P.Partnership
 (a)               interests  various   $250,000     212,460    376,039    212,460    568,922
Medical Science    Ltd.
 Partners, L.P.    Partnership
 (a)               interests  various   $500,000     187,246    135,900    215,428    195,121
Newtek             Ltd.
 Ventures II, L.P. Partnership
 (a)               interests  various   $859,914     330,328    725,437    304,178    288,253
Onset Enterprises  Ltd.
 Associates, L.P.  Partnership
 (a)               interests  various   $500,000      45,000     84,840     45,000     85,315
Utah Ventures      Ltd.
 Limited           Partnership
 Partnership (a)   interests  various   $250,000      41,123    192,093     41,123     82,944
                                                  ----------  --------- ---------- ----------
                                                     816,157  1,514,309    818,189  1,220,555
                                                  ----------  --------- ---------- ----------
Total equity investments - 88.5% and 95.2% at
 December 31, 2000 and 1999, respectively          7,314,452  8,942,895 11,915,314 15,419,719
                                                  ----------  --------- ---------- ----------

Notes Receivable, Net
---------------------

Avalon Vision      Secured
 Solutions, Inc.   note, 16%,
                   due 2004     1999     $12,010      12,225      9,780     20,824     20,824
SunPower           Secured
 Corporation       note, 8-12%, 1999-
                   due 2001     2000    $196,948     210,472    210,472    200,483    200,483

STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Sutmyn             Secured
 Storage           note, 50%,
 Corporation       due on
                   demand       2000  $4,000,000   4,723,610          0         --         --
                                                  ----------  --------- ---------- ----------
Total notes receivable - 2.2% and 1.4% at
 December 31, 2000 and 1999, respectively          4,946,307    220,252    221,307    221,307
                                                  ----------  --------- ---------- ----------
Total investments - 90.7% and 96.6% at
 December 31, 2000 and 1999, respectively        $12,260,759  9,163,147 12,136,621 15,641,026
                                                  ==========  ========= ========== ==========

Legends and footnotes:

--  No investment held at end of period.
 0  Investment active with a cost basis or fair value of zero.

(a) Equity security acquired in a private placement transaction; resale may be subject to certain selling restrictions.
(b) Portfolio company is an affiliate of the Partnership; resale may be subject to certain selling restrictions.

(1) Represents the total fair value of a particular industry segment as a percentage of partners' capital at 12/31/00 and 12/31/99.

(2) The Partnership has no income-producing equity investments except for convertible notes which include accrued interest.  Interest rates on such notes are 9.5-12%.


The accompanying notes are an integral part of these financial statements.

STATEMENTS OF OPERATIONS
------------------------

                                    For the Years Ended December 31,
                                  -----------------------------------
                                   2000          1999           1998
                                  ------        ------         ------

Investment income:
  Notes receivable
   interest                  $   738,987        34,189         14,139
  Short-term investment
   interest                       64,956        12,278        105,358
                               ---------     ---------      ---------

    Total investment
     income                      803,943        46,467        119,497

Costs and expenses:
  Management fees                197,798       165,123        206,009
  Individual General
   Partners' compensation         49,839        45,394         38,731
  Operating expenses:
    Investment operations      1,230,263       198,679        320,893
    Administrative and
     investor services           668,059       583,753        710,741
    Computer services            129,981       133,305        207,921
    Professional fees            171,585        87,699         96,466
    Interest expense               3,732         8,620             --
                               ---------      --------      ---------
    Total operating
     expenses                  2,203,620     1,012,056      1,336,021
                               ---------     ---------      ---------
    Total costs and
     expenses                  2,451,257     1,222,573      1,580,761
                               ---------     ---------      ---------

Net investment loss           (1,647,314)   (1,176,106)    (1,461,264)
                               ---------     ---------      ---------

  Net realized gain from
   investments in venture
   capital limited
   partnerships                  911,025       982,946             --
  Net realized gain (loss)
   from sales of equity
   investments                 6,687,582      (663,218)       178,402
  Recoveries from
   investments previously
   written off                        --            --          3,650
  Realized losses from
   impairment write-downs     (4,119,073)       (2,615)      (422,261)
                               ---------     ---------      ---------

Net realized income (loss)     3,479,534       317,113       (240,209)
                               ---------     ---------      ---------
(Decrease) increase in
 unrealized appreciation
 (depreciation):
  Equity investments          (1,875,962)      405,078      1,358,307
  Notes receivable            (4,726,055)           --             --
                               ---------     ---------      ---------
Net (decrease) increase in
 unrealized appreciation
(depreciation)                (6,602,017)      405,078      1,358,307
                               ---------     ---------      ---------
Net decrease in partners'
 capital resulting from
 operations                  $(4,769,797)     (453,915)      (343,166)
                               =========     =========      =========
Net decrease in partners'
 capital resulting from
 operations per Unit         $     (8.97)        (0.57)         (0.67)
                               =========     =========      =========

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF PARTNERS' CAPITAL
-------------------------------

For the years ended December 31, 2000, 1999 and 1998:

                                   Limited     General
                                   Partners    Partners     Total
                                   --------    --------     -----


Partners' capital,
  January 1, 1998               $18,168,309   1,185,979  19,354,288

Net investment loss              (1,169,012)   (292,252) (1,461,264)
Net realized loss                  (192,167)    (48,042)   (240,209)
Net increase in unrealized
appreciation                      1,094,742     263,565   1,358,307
Distributions                    (1,756,885)   (613,245) (2,370,130)
                                  ---------   ---------  ----------
Partners' capital,
  December 31, 1998              16,144,987     496,005  16,640,992

Net investment loss                (940,880)   (235,226) (1,176,106)
Net realized income (loss)          440,453    (123,340)    317,113
Net increase in unrealized
appreciation                        270,488     134,590     405,078
                                 ----------   ---------  ----------
Partners' capital,
  December 31, 1999              15,915,048     272,029  16,187,077

Net investment loss              (1,317,851)   (329,463) (1,647,314)
Net realized income               2,956,722     522,812   3,479,534
Net decrease in unrealized
appreciation (depreciation)      (5,225,414) (1,376,603) (6,602,017)
Distributions                            --  (1,314,295) (1,314,295)
                                 ----------   ---------  ----------
Partners' capital,
  December 31, 2000             $12,328,505  (2,225,520) 10,102,985
                                 ==========   =========  ==========

The accompanying notes are an integral part of these financial statements.


PAGE>
STATEMENTS OF CASH FLOWS
------------------------

                                     For The Years Ended December 31,
                                    ---------------------------------
                                      2000         1999        1998
                                    --------     --------    --------
Cash flows from operating
 activities:
  Interest received             $     81,108      17,727      105,474
  Cash paid to vendors              (434,773)   (346,109)    (196,818)
  Cash paid to related parties    (2,001,190)   (764,496)  (1,516,777)
  Interest paid on short-term
   borrowings                         (3,732)     (8,620)          --
                                   ---------   ---------    ---------
    Net cash used by
     operating activities         (2,358,587) (1,101,498)  (1,608,121)
                                   ---------   ---------    ---------
Cash flows from investing
 activities:
  Notes receivable issued         (4,013,615)   (203,825)    (215,442)
  Purchase of equity investments    (673,779)   (858,572)  (1,085,068)
  Repayment of notes receivable        8,482     198,844      204,848
  Recoveries from investments
   previously written off                 --          --        3,650
  Proceeds from sales of
    equity investments             8,406,324   1,593,922      612,545
  Distributions from venture
   capital limited partnership
   investments                       350,819     229,626           --
                                   ---------   ---------    ---------
    Net cash provided (used)
     by investing activities       4,078,231     959,995     (479,467)
                                   ---------   ---------    ---------
Cash flows from financing
 activities:
  Distributions to partners       (1,314,295)   (370,130)  (5,544,571)
  Proceeds from short-term
   borrowings                      1,100,000          --           --
                                   ---------   ---------    ---------
    Net cash used by
     financing activities           (214,295)   (370,130)  (5,544,571)
                                   ---------   ---------    ---------
Net increase (decrease)
 in cash and cash equivalents      1,505,349    (511,633)  (7,632,159)
Cash and cash equivalents
 at beginning of year                677,285   1,188,918    8,821,077
                                   ---------   ---------    ---------
Cash and cash equivalents
 at end of year                  $ 2,182,634     677,285    1,188,918
                                   =========   =========    =========

STATEMENTS OF CASH FLOWS (continued)
-----------------------------------

                                     For The Years Ended December 31,
                                    ---------------------------------
                                      2000         1999        1998
                                    --------     --------    --------
Reconciliation of net decrease
 in partners' capital resulting
 from operations to net cash
 used by operating activities:
Net decrease in partners'
 capital resulting from
 operations                      $(4,769,797)   (453,915)    (343,166)
Adjustments to reconcile net
 decrease in partners'
 capital resulting from
 operations to net cash used
 by operating activities:
  Net realized gain from
   venture capital limited
   partnership investments          (911,025)   (982,946)          --
  Net realized (gain) loss from
   sales of equity investments    (6,687,582)    663,218     (178,402)
  Realized loss from
   impairment write-downs          4,119,073       2,615      422,261
  Recoveries from
   investments previously
   written off                            --          --       (3,650)
  Net decrease (increase) in
   unrealized appreciation
   (depreciation):
    Equity investments             1,875,962    (405,078)  (1,358,307)
    Notes receivable               4,726,055          --           --
Changes in:
  Accrued interest on notes
   receivable                       (722,835)    (28,740)     (14,023)
  Accounts payable and
   accrued expenses                   24,540       5,423        1,123
  Due to/from related parties         (6,657)     98,325     (149,056)
  Other, net                          (6,321)       (400)      15,099
                                   ---------   ---------    ---------
Net cash used by
 operating activities            $(2,358,587) (1,101,498)  (1,608,121)
                                   =========   =========    =========
Non-cash financing
 activities:
  Distributions payable
  to Limited Partners            $        --          --      370,130
                                   =========  ==========    =========

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
-----------------------------

1.  Summary of Significant Accounting Policies
    ------------------------------------------

Organization
------------

Technology Funding Venture Partners IV, An Aggressive Growth Fund, L.P. (the Partnership) is a limited partnership organized under the laws of the State of Delaware on December 4, 1986. The purpose of the Partnership is to make venture capital investments in new and developing companies. The Partnership elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the Act), and operates as a nondiversified investment company as that term is defined in the Act. The Managing General Partners are Technology Funding Ltd. (TFL) and Technology Funding Inc. (TFI), a wholly owned subsidiary of TFL. There are also three Individual General Partners. The Individual General Partners and a representative from each of the Managing General Partners constitute the Management Committee, which is responsible for the management and administration of the Partnership.

For the period from December 5, 1986, through November 14, 1988, the Partnership was inactive. The Partnership's registration statement was declared effective by the Securities and Exchange Commission on November 14, 1988, and the Partnership commenced selling units of limited partnership interests (Units) on January 10, 1989. On February 16, 1989, the minimum number of Units required to commence Partnership operations (15,000) were sold. The offering terminated with 400,000 Units sold on September 14, 1990. The Partnership's original contributed capital was $40,034,891, consisting of $39,994,896 from Limited Partners for 400,000 units and $39,995 from General Partners. The General Partners do not own any units. The Partnership's term was extended for a two-year period to December 31, 1999 pursuant to unanimous approval by the Management Committee on December 5, 1997. In April 1999, the Management Committee further extended the term of the Partnership to December 31, 2001.

Preparation of Financial Statements and Use of Estimates
--------------------------------------------------------

The accompanying financial statements have been prepared on the accrual basis of accounting. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the estimate of fair value of investments, liabilities and contingencies. Because of the inherent uncertainty of valuation, the estimated fair value of investments may differ significantly from the values that would have been used had a ready market for investments existed, and the differences could be material.

Reclassifications
-----------------

Certain reclassifications have been made to prior-year balances to conform to the current year presentation.

Investments
-----------

Investments are carried at fair value.

    Equity Investments
    ------------------

The Management Committee has the authority to establish valuation procedures and periodically apply such procedures to the Partnership's investment portfolio. In fulfilling this responsibility, the Managing General Partners under the direction of the Management Committee periodically update and revise the valuation procedures used to determine fair value in order to reflect new events, changing market conditions, more experience with investee companies or additional information, any of which may require the revision of previous estimating procedures. The valuation procedures were revised and approved by the Management Committee in the year ended December 31, 2000.

Unrestricted publicly traded securities are valued at the closing sales price or bid price that is available on a national securities exchange or over-the-counter market. Valuation discounts of 5% to 50% are applied to publicly traded securities subject to resale restrictions resulting from Rule 144 or contractual lock-ups, such as those commonly associated with underwriting agreements or knowledge of material non-public information.

The fair value of all other investments is determined in good faith by the Managing General Partners under the direction of the Management Committee after consideration of available relevant information. There is no ready market for the Partnership's investments in private companies or unregistered securities of public companies. Fair value is generally defined as the amount the Partnership could reasonably expect to receive for an investment in an orderly disposition based on a current sale. Significant factors considered in the estimation of fair value include the inherent illiquidity of and lack of marketability associated with venture capital investments in private companies or unregistered securities, the investee company's enterprise value established in the last round of venture financing, changes in market conditions since the last round of venture financing or since the last reporting period, the value of a minority interest in the investee company, contractual restrictions on resale typical of venture financing instruments, the investee company's financial position and ability to obtain any necessary additional financing, the investee company's performance as compared to its business plan, and the investee company's progress towards initial public offering. The values determined for the Partnership's investments in these securities are based upon available information at the time the good faith valuations are made and do not necessarily represent the amount which might ultimately be realized, which could be higher or lower than the reported fair value.

At December 31, 2000 and December 31, 1999, the investment portfolio included investments totaling $1,498,113 and $8,079,303, respectively, whose fair values were established in good faith by the Managing General Partners under the direction of the Management Committee in the absence of readily ascertainable market values. In addition, investments in publicly traded securities which have been subjected to a discount for legal or contractual restrictions as determined by the Management Committee amounted to $3,804,907 and $2,123,501 at December 31, 2000 and December 31, 1999, respectively. Because of the inherent uncertainty in the valuation, the values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

Venture capital limited partnership investments are valued based on the fair value of the underlying investments. Limited partnership distributions that are a return of capital reduce the cost basis of the Partnership's investment. Distributions from limited partnership cumulative earnings are reflected as realized gains by the Partnership.

In the case of an other-than-temporary decline in value below cost basis, an appropriate reduction in the cost basis is recognized as a realized loss with the new cost basis being adjusted to equal the fair value of the investment. Cost basis adjustments are reflected as "Realized losses from impairment write-downs" or "Net realized loss from venture capital limited partnership investments" on the Statements of Operations.

Sales of equity investments are recorded on the trade date. The basis on which cost is determined in computing realized gains or losses is specific identification.

    Notes Receivable
    ----------------

The fair value of notes receivable is determined in good faith by the Managing General Partners under the direction of the Management Committee. Fair value is generally defined as the amount the Partnership could reasonably expect to receive for the notes and accrued interest on the valuation date. The values determined for the Partnership's notes receivable are based upon available information at the time the good faith valuations are made and do not necessarily represent the amount which might ultimately be realized which could be higher or lower than the reported fair value. When the Managing General Partners' assessment of fair value indicates that future collectability of interest or principal is in doubt, notes are placed on nonaccrual status.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents are principally comprised of cash invested in demand accounts and money market instruments and are stated at cost plus accrued interest. The Partnership considers all money market and short-term investments with an original maturity of three months or less to be cash equivalents.

Net Increase (Decrease) in Partners' Capital Resulting from
------------------------------------------------------------
Operations Per Unit
-------------------

Net increase (decrease) in partners' capital resulting from operations per Unit is calculated by dividing the weighted average number of Units outstanding of 400,000 for the years ended December 31, 2000, 1999 and 1998, into the total net increase (decrease) in partners' capital resulting from operations allocated to the Limited Partners. The Managing General Partners contributed 0.1% of total Limited Partner capital contributions and did not receive any Partnership units.

Provision for Income Taxes
--------------------------

No provision for income taxes has been made by the Partnership as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

The accompanying financial statements are prepared using accounting principles generally accepted in the United States which may not equate to tax accounting. The cost of investments on a tax basis at December 31, 2000 and 1999, was $9,550,517 and $15,235,758,
respectively. At December 31, 2000 and 1999, gross unrealized appreciation and depreciation on investments based on cost for federal income tax purposes were as follows:

                                      December 31,   December 31,
                                          2000           1999
                                      ------------   ------------
Unrealized appreciation                $6,347,406      8,071,549
Unrealized depreciation                (6,734,776)    (7,666,281)
                                        ---------      ---------
Net unrealized (depreciation)
 appreciation                          $ (387,370)       405,268
                                        =========      =========


2.  Related Party Transactions
    --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs in 2000, 1999 and 1998 were as follows:

                                 For the Years Ended December 31,
                              -------------------------------------
                               2000            1999           1998
                              ------          ------         ------

Management fees            $  197,798         165,123        206,009
Individual General
 Partners' compensation        49,839          45,394         38,731
Reimbursable operating
 expenses:
  Investment operations     1,220,960         189,534        300,503
  Administrative and
   investor services          395,955         329,465        614,557
  Computer services           129,981         133,305        207,921


Management fees are equal to one quarter of one percent of the fair value of Partnership assets for each quarter. Management fees compensate the Managing General Partners solely for General Partner Overhead (as defined in the Partnership Agreement) incurred in supervising the operation and management of the Partnership and the Partnership's investments. Management fees due to the Managing General Partners were $12,935 and $12,949 and were included in due to related parties at December 31, 2000 and 1999, respectively.

As compensation for their services, each of the Individual General Partners receives $10,000 annually, plus $1,000 and related expenses for each attended meeting of the Management Committee or committee thereof. The three Individual General Partners each own twenty Units.

The Partnership reimburses the Managing General Partners for operating expenses incurred in connection with the business of the Partnership. Reimbursable operating expenses include expenses (other than Organizational and Offering expenses and General Partner Overhead) such as investment operations, administrative and investor services and computer services. At December 31, 2000, there were $48,962 of such reimbursable expenses due to related parties, compared to $55,605 due to related parties at December 31, 1999.

The Managing General Partners allocate operating expenses incurred in connection with the business of the Partnership based on employee hours incurred. In 1998, operating cost allocations to the Partnership were re-evaluated. The Managing General Partners determined that they had not fully recovered allocable operating expenses, primarily salary, benefits and professional fees, as permitted by the Partnership Agreement. As a result, the Partnership was charged additional operating expenses of $193,391 relating to prior years. In 2000, the Managing General Partners billed the Partnership an additional $828,950 for investment management expenses consisting of $301,509, $226,167 and $301,274 for 1999, 1998 and prior years, respectively, that were incurred by the General Partners but not previously billed to the Partnership. Had the additional expenses been recorded in prior years, operating expenses would have been $1,374,670, $1,313,565 and $1,368,797 for
2000, 1999 and 1998, respectively.

In December 2000, the Limited Partners of the Partnership approved an amendment to the Partnership Agreement so that the salary and benefits of a controlling person of a Managing General Partner directly involved in carrying out the business of the Partnership are expenses of the Partnership. This resulted in additional operating expenses in 2000 of $58,052.

Effective November 1, 1997, TFL assigned its California office lease to Technology Funding Property Management LLC (TFPM), an entity that is affiliated to the Managing General Partner. Effective December 31, 1998, TFPM was acquired by TFL. Under the terms of a rent agreement, TFL charges the Partnership for its share of office rent and related overhead costs on a cost recovery basis. In 2000 and 1999, these costs totaled $64,018 and $35,612, respectively, and are included in administrative and investor service costs.

Under the terms of a computer service agreement, Technology
Administrative Management, a division of TFL, charges the Partnership for its share of computer support costs. These amounts are included in computer services expenses.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. Any such profit is allocated amongst the Partnership and affiliated partnerships based upon their proportionate investment in the portfolio company. At December 31, 2000, the Partnership and affiliated partnerships had an indirect interest in non-transferable Physiometrix, Inc., Endocare, Inc. and Genstar Therapeutics Corporation options with a fair market value of $215,564.


3.  Allocation of Profits and Losses
    --------------------------------

In accordance with the Partnership Agreement (see Note 1), net profits and losses of the Partnership are allocated based on the beginning-of-the-year partners' capital balances as follows:

   (a)   Profits:

    (i) First, to those partners with deficit capital account balances until such deficits have been eliminated; then

    (ii) Second, to the partners as necessary to offset the net decrease in partners' capital resulting from operations and sales commissions previously allocated under (b)(ii) below; then

    (iii) 75% to the Limited Partners as a group in proportion to the number of Units held, 5% to the Limited Partners in proportion to the Unit Months of each Limited Partner, and 20% to the Managing General Partners. Unit months are the number of half months a Unit would be outstanding if held from the date the original holder of such Unit was deemed admitted into the Partnership until the termination of the offering of Units.

   (b)   Losses:

    (i) First, to the partners as necessary to offset the net profit previously allocated to the partners under
          (a) (iii) above; then

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

In no event are the Managing General Partners allocated less than 1% of the net realized profit or loss of the Partnership.



4.  Equity Investments
    ------------------

All investments are valued at fair value as determined in good faith by the Managing General Partners. See Note 1 - Investments.

Marketable Equity Securities
----------------------------

At December 31, 2000 and 1999, marketable equity securities had aggregate costs of $878,976 and $3,361,363, respectively, and aggregate market values of $2,125,566 and $3,996,360, respectively. The net unrealized gain at December 31, 2000 and 1999, included gross gains of $1,966,939 and $1,619,144, respectively.

Restricted Securities
---------------------

At December 31, 2000 and 1999, restricted securities had aggregate market values of $6,817,329 and $11,423,359, respectively, representing 67.5% and 70.6%, respectively, of the net assets of the Partnership.

Significant purchases and sales of equity investments during 2000 are as follows:

Adesso Healthcare Technology Services, Inc. (formerly ADESSO Specialty
----------------------------------------------------------------------
Services Organization, Inc.)
---------------------------

In March 2000, the Partnership purchased 12,218 Series E Preferred shares for $205,262.

In December 2000, the Partnership funded a bridge loan in the amount of $272,228 with an interest rate of 9.5% and a maturity date of January 12, 2002.

Biex, Inc.
----------

The company was unable to complete a round of financing in November 2000 and suspended operations and laid off all employees. As a result, the Partnership recorded a realized loss from impairment write-downs on investments of $1,023,540, its entire investment in the company. As of January 2001, an offer to purchase the company was being negotiated; however, proceeds from the sale were expected to satisfy only a majority of the company's creditors with nothing remaining for equity investors.

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

Genstar Therapeutics Corporation
--------------------------------

In March 2000, the company changed its name from UroGen Corp. to Genstar Therapeutics Corporation.

Subsequent to December 31, 2000, the fair value of the Partnership's investment in the company decreased by $2,102,495 as a result of a decrease in the publicly traded market price on March 16, 2001.

Inhale Therapeutic Systems, Inc.
--------------------------------

In March 2000, the Partnership sold its entire investment in the company for proceeds of $3,450,754 and realized a gain of $2,840,756.

Pharmos Corporation
-------------------

In January 2000, the Partnership sold its entire investment in the company for proceeds of $191,382 and realized a gain of $146,134.

Physiometrix, Inc.
------------------

In July 2000, the Partnership sold 144,000 common shares in the company for proceeds of $3,851,872 and realized a gain of $3,415,640.

In July 2000, an officer of the Managing General Partners exercised options for 1,875 common shares which were immediately sold. (See Note 2.) The Partnership's proportionate share of the realized gain was $11,192.

Subsequent to December 31, 2000, the fair value of the Partnership's investment in the company decreased by $1,022,253 as a result of a decrease in the publicly traded market price on March 16, 2001.

Pilot Network Services, Inc.
----------------------------

In February 2000, the Partnership sold its entire investment in the company for proceeds of $298,760 and realized a gain of $181,379.

Sanarus Medical, Inc.
---------------------

In February 2000, the Partnership purchased an additional 73,333 Series A Preferred shares for $110,000.

Thermatrix Inc.
---------------

The common shares of the company have no value under the reorganization plan approved by the bankruptcy court in December 2000. As a result, the Partnership recorded a realized loss from impairment write-downs on investments of $3,095,533, its entire investment in the company.

Women.Com Networks, Inc.
------------------------

In the fourth quarter of 2000, the Partnership purchased 81,143 common shares for $39,684. The Partnership sold 44,825 common shares in December 2000 for proceeds of $5,276 and realized a loss of $142,198.

On February 5, 2001, iVillage and Women.com entered into an agreement to join forces. IVillage will issue shares of its own stock valued at $27,000,000 to Women.com shareholders. In addition, a major investor in Women.com has agreed to invest $20,000,000 in the new company and will own about 30% of iVillage.

Venture Capital Limited Partnership Investments
-----------------------------------------------

The Partnership made an additional investment of $26,150 in venture capital limited partnerships during the year ended December 31, 2000. The Partnership received cash distributions totaling $350,819 from El Dorado Ventures III, L.P., Medical Science Partners, L.P., Newtek Ventures II, L.P. and Utah Ventures Limited Partnership. The Partnership received stock distributions of Efficient Networks, Inc. and Medarex, Inc., with fair values totaling $588,388. Distributions totaling $911,025 were recorded as realized gains and distributions totaling $28,182 were recorded as returns of capital.

The Partnership recorded a $295,786 increase in unrealized appreciation as a result of a net increase in the fair value of the underlying investments of the partnerships.

Other Equity Investments
------------------------

Other significant changes reflected above relate to market value fluctuations for publicly traded portfolio companies or changes in the fair value of private companies as determined in accordance with the policy described in Note 1 to the financial statements.

5.  Net Increase (Decrease) in Unrealized Appreciation of Equity
    ------------------------------------------------------------
    Investments
    -----------

In accordance with the accounting policy as stated in Note 1, the Statements of Operations include a line item entitled "Net increase (decrease) in unrealized appreciation (depreciation) of equity investments." The table below discloses details of the changes:

                                         For the Years Ended December 31,
                                        ----------------------------------
                                         2000          1999          1998
                                        ------        ------        ------
Unrealized appreciation
(depreciation) from cost of
 marketable equity securities      $ 1,246,590       634,997      (236,965)

Unrealized appreciation from
 cost of non-marketable equity
 securities                            381,853     2,869,408     3,336,292
                                     ---------     ---------     ---------
Unrealized appreciation
 from cost at end of year            1,628,443     3,504,405     3,099,327

Unrealized appreciation from
 cost at beginning of year           3,504,405     3,099,327     1,741,020
                                     ---------     ---------     ---------
Net (decrease) increase in
 unrealized appreciation
 of equity investments             $(1,875,962)      405,078     1,358,307
                                     =========     =========     =========

6.  Notes Receivable
    ----------------

Activity from January 1 through December 31 consisted of:

                                                   2000           1999
                                                  ------         ------
Balance, beginning of year                    $  221,307        202,777

Notes receivable issued                        4,013,615        203,825
Repayments of notes receivable                    (8,482)      (198,844)
Increase in accrued interest                     719,867         13,549
Net increase in unrealized
 depreciation of notes receivable             (4,726,055)            --
                                               ---------        -------
Balance, end of year                          $  220,252        221,307
                                               =========        =======

The interest rate on notes receivable at December 31, 2000, ranged from 8% to 50%. All notes and accrued interest are due on demand.

During 2000, the Partnership issued notes receivable totaling $4,000,000 to Sutmyn Storage Corporation, a portfolio company in the computer equipment industry. In determining fair value, the Managing General Partners gave consideration to deterioration in the company's performance during the quarter ended September 30, 2000, as a result of business, technical, financing and legal challenges, the company's financial position at September 30, 2000 and its ability to obtain critical additional financing. As a result, the Partnership recorded a $4,723,610 increase in unrealized depreciation of notes and interest receivable. The note was placed on non-accrual status on September 30, 2000; interest income through September 30, 2000, totaled $723,610. There has been no improvement in the company's prospects and the Managing General Partners believe the fair value of the notes and accrued interest continues to be zero at December 31, 2000. Because of the inherent uncertainties involved in predicting the outcome of the company's ability to obtain additional financing, the estimated fair value at December 31, 2000 may differ significantly from a value that would have been used had the outcome of the company's efforts been known, and the difference could be material.

7.  Cash and Cash Equivalents
    -------------------------

Cash and cash equivalents at December 31, 2000 and 1999, consisted of:

                                             2000           1999
                                            ------         ------

Demand accounts                         $   53,510        151,868
Money-market and brokerage accounts      1,029,124        525,417
Cash pledged as collateral for
 short-term borrowings                   1,100,000             --
                                         ---------        -------
  Total                                 $2,182,634        677,285
                                         =========        =======

8.  Short-Term Borrowings
    ---------------------

In December 2000, the Partnership borrowed $1,100,000 from a commercial financial institution. The note bears interest at the lenders' prime rate, which was 9.5% at December 31, 2000. Payment of all accrued unpaid interest is due monthly and all outstanding principal plus any remaining accrued unpaid interest are due on March 31, 2001. The Partnership has pledged $1,100,000 in cash as collateral for the note.

9.  Distributions
    -------------

In the second quarter of 2000, a tax distribution totaling $1,314,295 was declared and paid to the General Partners.


10. Commitments and Contingencies
    -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At December 31, 2000, unfunded investment commitments to portfolio companies totaled $600,000.

In October 2000, Kanematsu Corporation, a creditor of one of the Partnership's portfolio companies, initiated an arbitration proceeding against the Partnership, two affiliated partnerships, and a fourth co-investor. Kanematsu is seeking to recover $2,000,000, the purchase price in a contract by which the Partnership and the other entities are alleged to have agreed to purchase certain debt securities of the portfolio company from Kanematsu. The Partnership and affiliated partnerships have asserted counterclaims against Kanematsu. An arbitrator has been selected and a hearing has been scheduled. The Partnership intends to defend its position vigorously in this arbitration. It is the Managing General Partners' belief that the Partnership will ultimately prevail in this matter, although there can be no assurance in this regard. Accordingly, the Partnership has not accrued any liability associated with the arbitration proceeding.

From time to time, the Partnership is subject to routine litigation incidental to the business of the Partnership. Although there can be no assurances as to the ultimate disposition of these matters and the proceeding disclosed above, it is the opinion of the Managing General Partners, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operations and financial condition of the Partnership.

                              SIGNATURES
                              ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         TECHNOLOGY FUNDING VENTURE PARTNERS IV,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner



Date:  March 30, 2001    By:  /s/Charles R. Kokesh
                               --------------------------------
                                 Charles R. Kokesh
                                 President and Chief Executive Officer






Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature           Capacity                 Date
          ---------           --------                 ----

 /s/Charles R. Kokesh         President, Chief         March 30, 2001
------------------------      Executive Officer,
    Charles R. Kokesh         Chief Financial Officer,
                              and Chairman of
                              Technology Funding Inc.
                              and Managing General
                              Partner of Technology
                              Funding Ltd.



The above represents a majority of the Board of Directors of Technology Funding Inc. and the General Partners of Technology Funding Ltd.