Form 10-Q
period 2001-03-31
TECHNOLOGY FUNDING VENTURE PARTNERS IV
filed 2001-05-14
CIK 826595

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 2001

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                             (unaudited)
                                              March 31,        December 31,
                                                2001              2000
                                             ----------        ------------
ASSETS

Investments:
 Equity investments (cost of
 $7,105,827 and $7,314,452 for
 2001 and 2000, respectively)                 $5,227,108        $ 8,942,895
 Notes receivable (cost of
 $4,989,359 and $4,946,307 for
 2001 and 2000, respectively)                    113,921            220,252
                                               ---------         ----------
   Total investments                           5,341,029          9,163,147

Cash and cash equivalents                        883,089          2,182,634
Other assets                                         463              3,034
                                               ---------         ----------
   Total assets                               $6,224,581        $11,348,815
                                               =========         ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses         $   16,996        $    78,885
Due to related parties                           111,051             61,897
Short-term borrowings                                 --          1,100,000
Other liabilities                                     79              5,048
                                               ---------         ----------
   Total liabilities                             128,126          1,245,830

Commitments and contingencies

Partners' capital:
 Limited Partners (400,000 Units outstanding)  9,118,998         12,328,505
 General Partners                             (3,022,543)        (2,225,520)
                                               ---------         ----------
   Total partners' capital                     6,096,455         10,102,985
                                               ---------         ----------
   Total liabilities and partners' capital    $6,224,581        $11,348,815
                                               =========         ==========



The accompanying notes are an integral part of these financial statements.


STATEMENTS OF INVESTMENTS
-------------------------

                                        Principal      (unaudited)
                                        Amount or     March 31, 2001         December 31, 2000
Industry                                Shares at    ----------------        -----------------
(1)                         Investment  March 31,    Cost       Fair         Cost        Fair
Company           Position     Date       2001       Basis      Value        Basis       Value
-------------     --------  ----------  ----------   -----      -----        -----       -----

Equity Investments
------------------

Communication
-------------
3.7% and 1.0% at March 31, 2001 and December 31, 2000, respectively
-------------------------------------------------------------------
Efficient          Common
 Networks, Inc.    shares       2001       8,593 $   198,727 $  201,936 $   414,018 $    64,353
VOIS, Inc.         Other        1999-
                   investment   2000      $7,966       7,966          0       7,966           0
Women.com          Common       1996-
 Networks, Inc.(a) shares       2000     185,014     411,165     23,127     411,165      40,481
                                                  ----------  ---------  ----------  ----------
                                                     617,858    225,063     833,149     104,834
                                                  ----------  ---------  ----------  ----------

Computer Equipment, Systems and Software
----------------------------------------
0.0% and 0.0% at March 31, 2001 and December 31, 2000, respectively
-------------------------------------------------------------------
Ascent Logic       Preferred
 Corporation (a)   shares       1992     106,383      99,000          0      99,000       3,723
Ascent Logic       Common
 Corporation (a)   shares       1997      36,443      23,795          0      23,795       1,276

STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Reflection         Common share
 Technology,       warrant
 Inc. (a)          at $0.50;
                   expiring
                   2001         1996     359,750           0          0           0           0
                                                  ----------  ---------  ----------  ----------
                                                     122,795          0     122,795       4,999
                                                  ----------  ---------  ----------  ----------

Environmental
-------------
16.3% and 9.8% at March 31, 2001 and December 31, 2000, respectively
--------------------------------------------------------------------
SunPower           Preferred    1990-
 Corporation (a)   shares       1994   1,013,637   1,179,051    988,296   1,179,051     988,296
Triangle
 Biomedical        Common
 Sciences, Inc.(a) shares       1999         366      10,248      3,587      10,248       3,587
Triangle           Common share
 Biomedical        warrant
 Sciences, Inc.(a) at $28.00;
                   expiring
                   2009         1999         366         366        128         366         128
                                                  ----------  ---------  ----------  ----------
                                                   1,189,665    992,011   1,189,665     992,011
                                                  ----------  ---------  ----------  ----------

Information Technology
----------------------
3.1% and 1.9% at March 31, 2001 and December 31, 2000, respectively
-------------------------------------------------------------------
WorldRes, Inc.     Common       1997-
 (a) (b)           shares       1999     155,918     619,687    187,102     619,687     187,102

STATEMENTS OF INVESTMENTS (continued)
------------------------------------
WorldRes, Inc.     Common
 (a) (b)           share
                   warrants
                   at $3.70;
                   expiring     1997-
                   2002-2003    1998       2,280          82          0          82           0
                                                  ----------  ---------  ----------  ----------
                                                     619,769    187,102     619,769     187,102
                                                  ----------  ---------  ----------  ----------

Medical/Biotechnology
---------------------
41.5% and 60.8% at March 31, 2001 and December 31, 2000, respectively
---------------------------------------------------------------------
Adesso Healthcare
 Technology
 Services, Inc.    Preferred    1997-
  (a) (b)          shares       2000     131,265   1,205,257          0   1,205,257           0
Adesso Healthcare
 Technology
 Services, Inc.    Convertible
  (a) (b)          note (2)     2000    $272,228     278,165    208,624     272,228     204,171
ConjuChem Inc. (a) Preferred
                   share
                   warrants
                   at exercised          aggregate
                   price TBD;            purchase
                   expiring              price
                   2001         1996     $13,495           0          0           0           0
Endocare, Inc. (b) Common       1996-
                   shares       2000      49,764     163,874    181,166     163,874     317,246
Genstar
 Therapeutic       Common
 Corporation (b)   share        1999     438,366     320,242    852,622     320,242   2,137,034
Genstar            Common
 Therapeutic       share
 Corporation (b)   warrants at
                   $0.30-$0.74;
                   expiring     1998-
                   2005-2006    1999     291,667           0    496,042           0   1,350,627

STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Intella
 Interventional    Common
 Systems, Inc. (a) shares       1993         584           0          0           0           0
Molecular
 Geriatrics        Common
 Corporation (a)   shares       1993      23,585     125,000     16,510     125,000      16,510
Periodontix,       Preferred
 Inc. (a)          shares       1998     106,122     259,999     39,000     259,999      39,000
Peridontix,        Convertible
 Inc. (a)          note (2)     1999     $37,000      42,863      6,429      42,134       6,320
Periodontix,       Common
 Inc. (a)          share
                   warrant
                   at $2.25;
                   expiring     1999-
                   2004-2006    2000       6,167           0          0           0           0
Physiometrix,      Common
 Inc.              shares       1996     126,791      53,793    681,502      53,793   2,020,732
Sanarus
 Medical,          Preferred    1999-
 Inc. (a) (b)      shares       2000     106,666     160,000     48,000     160,000      48,000
                                                  ----------  ---------  ----------  ----------
                                                   2,609,193  2,529,895   2,602,527   6,139,640
                                                  ----------  ---------  ----------  ----------

Microelectronics
----------------
0.0% and 0.0% at March 31, 2001 and December 31, 2000, respectively
-------------------------------------------------------------------
KOR Electronics,   Preferred    1989-
 Inc. (a)          shares       1995   3,571,024   1,130,390          0   1,130,390           0
                                                  ----------  ---------  ----------  ----------
                                                   1,130,390          0   1,130,390           0
                                                  ----------  ---------  ----------  ----------


STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Venture Capital Limited Partnership Investments
-----------------------------------------------
21.2% and 15.0% at March 31, 2001 and December 31, 2000, respectively
---------------------------------------------------------------------
El Dorado          Ltd.
 Ventures III, L.P.Partnership
 (a)               interests  various   $250,000     212,460    177,312     212,460     376,039
Medical Science    Ltd.
 Partners, L.P.    Partnership
 (a)               interests  various   $500,000     187,246    135,900     187,246     135,900
Newtek             Ltd.
 Ventures II, L.P. Partnership
 (a)               interests  various   $859,914     330,328    725,437     330,328     725,437
Onset Enterprises  Ltd.
 Associates, L.P.  Partnership
 (a)               interests  various   $500,000      45,000     62,295      45,000      84,840
Utah Ventures      Ltd.
 Limited           Partnership
 Partnership (a)   interests  various   $250,000      41,123    192,093      41,123     192,093
                                                  ----------  ---------  ----------  ----------
                                                     816,157  1,293,037     816,157   1,514,309
                                                  ----------  ---------  ----------  ----------
Total equity investments--85.8% and 88.5% at
 March 31, 2001 and December 31, 2000,
 respectively                                      7,105,827  5,227,108   7,314,452   8,942,895
                                                  ----------  ---------  ----------  ----------

Notes Receivable
----------------

Avalon Vision      Secured
 Solutions, Inc.   note, 16%,
                   due 2004     1999     $12,010      12,702     12,702      12,225       9,780
SunPower           Secured
 Corporation       note, 8-12%, 1999-
                   repaid 2001  2000    $     --          --         --     210,472     210,472

STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Sutmyn             Secured
 Storage           note, 50%,
 Corporation       due on
                   demand       2000  $4,000,000   4,723,610          0   4,723,610           0
Thermatrix         Secured
 Inc.              note, 12%,
                   due on
                   demand       2001    $250,000     253,047    101,219          --          --

                                                  ----------  ---------  ----------  ----------
Total notes receivable--1.9% and 2.2% at
 March 31, 2001 and December 31, 2000,
 respectively                                      4,989,359    113,921   4,946,307     220,252
                                                  ----------  ---------  ----------  ----------
Total investments--87.7% and 90.7% at
 March 31, 2001 and December 31, 2000,
 respectively                                    $12,095,186 $5,341,029 $12,260,759 $ 9,163,147
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

(1) Represents the total fair value of a particular industry segment as a percentage of partners'
capital at March 31, 2001 and December 31, 2000.

(2) The Partnership has no income-producing equity investments except for convertible notes which include accrued interest.  Interest rates on such notes are 9.5-12 percent.


The accompanying notes are an integral part of these financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                   For the Three Months Ended March 31,
                                   ------------------------------------
                                            2001           2000
                                          --------       --------
Investment income:
 Notes receivable interest            $    12,554    $    30,681
 Short-term investment interest            27,088          9,151
                                        ---------     ----------
  Total investment income                  39,642         39,832

Investment expenses:
 Management fees                           28,372         40,799
 Individual General Partners'
  compensation                             19,135          5,597
 Investment operations                     23,389         55,476
 Administrative and investor services     107,853        112,036
 Professional fees                         45,241         20,122
 Computer services                         29,368         33,618
 Interest expense                          24,842          3,732
                                        ---------     ----------
  Total investment expenses               278,200        271,380
                                        ---------     ----------
Net investment loss                      (238,558)      (231,548)
                                        ---------     ----------
 Net realized (loss) gain from
  sales of equity investments            (310,154)     3,402,598
 Realized gain from venture capital
  limited partnership investments         198,727        349,238
                                        ---------     ----------
Net realized (loss) income               (111,427)     3,751,836
                                        ---------     ----------
(Decrease) increase in
 unrealized appreciation
 (depreciation):
  Equity investments                   (3,507,162)    10,682,806
  Notes receivable                       (149,383)            --
                                        ---------     ----------
Net (decrease) increase in
 unrealized appreciation
(depreciation)                         (3,656,545)    10,682,806
                                        ---------     ----------
Net (decrease) increase in partners'
 capital resulting from operations    $(4,006,530)   $14,203,094
                                        =========     ==========
Net (decrease) increase in partners'
 capital resulting from
 operations per Unit                  $     (8.02)   $     28.99
                                       ==========     ==========

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                       For the Three Months Ended March 31,
                                       -----------------------------------
                                             2001                2000
                                          ----------         ----------
Net (decrease) increase in partners'
 capital resulting from operations     $(4,006,530)        $14,203,094

Adjustments to reconcile (decrease)
 increase in partners' capital
 resulting from operations to net
 cash used by operating activities:
 Net realized loss (gain) from sales
  of equity investments                    310,154          (3,402,598)
 Realized gain from venture capital
  limited partnership investments         (198,727)           (349,238)
 Net decrease (increase) in unrealized
  appreciation (depreciation):
   Equity investments                    3,507,162         (10,682,806)
   Notes receivable                        149,383                  --
 Decrease (increase) in accrued
  interest on notes receivable               3,334             (29,803)
 Increase (decrease) in due to
  related parties                           49,154             (24,015)
 (Decrease) increase in accounts
  payable and accrued expenses             (61,889)             11,579
 Other changes, net                         (2,398)            (24,271)
                                         ---------          ----------
Net cash used by operating activities     (250,357)           (298,058)
                                         ---------          ----------
Cash flows from investing activities:
 Purchase of equity investments                 --          (1,320,617)
 Notes receivable issued                  (250,000)         (2,000,000)
 Repayments of notes receivable            196,948               4,196
 Proceeds from sales of equity
  investments                              103,864           4,537,633
 Distributions from venture capital
  limited partnership investments               --             174,868
                                         ---------          ----------
Net cash provided by investing
 activities                                 50,812           1,396,080
                                         ---------          ----------
Cash flows from financing activities:
 Repayment of short-term borrowings     (1,100,000)                 --
                                         ---------          ----------
Net cash used by financing activities   (1,100,000)                 --
                                         ---------          ----------

STATEMENTS OF CASH FLOWS (unaudited)(continued)
-----------------------------------------------

Net (decrease) increase in cash
  and cash equivalents                  (1,299,545)          1,098,022

Cash and cash equivalents at
  beginning of year                      2,182,634             677,285
                                         ---------          ----------
Cash and cash equivalents              $   883,089         $ 1,775,307
  at March 31                            =========          ==========

Supplemental schedule of non-cash
 investing activities:
  Investment purchase costs due from
   affiliated partnership              $        --         $   970,000
                                         =========          ==========





































The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     Interim Financial Statements
       ----------------------------

In the opinion of the Managing General Partners, the accompanying interim financial statements reflect all adjustments necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2000. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.

2.     Provision for Income Taxes
       --------------------------

No provision for income taxes has been made by the Partnership as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

The accompanying financial statements are prepared using accounting principles generally accepted in the United States which may not equate to tax accounting. The cost of investments on a tax basis at March 31, 2001 and December 31, 2000, was $9,604,491 and $9,550,517, respectively. At March 31, 2001 December 31, 2000, gross unrealized depreciation on investments based on cost for federal income tax purposes was as follows:

                                        March 31,    December 31,
                                          2001           2000
                                      ------------   ------------
Unrealized appreciation               $ 2,664,155    $ 6,347,406
Unrealized depreciation                (6,927,617)    (6,734,776)
                                        ---------      ---------
Net unrealized depreciation           $(4,263,462)   $  (387,370)
                                        =========      =========

3.     Financing of Partnership Operations
       -----------------------------------

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

4.     Related Party Transactions
       --------------------------

Related party costs are included in investment expenses shown on the Statements of Operations. Related party costs for the three months ended March 31, 2001 and 2000 were as follows:

                                                 2001          2000
                                               --------      --------
   Management fees                            $ 28,372      $ 40,799
   Individual General Partners' compensation    19,135         5,597
   Reimbursable operating expenses             134,599       134,911


Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual periodically. There were $101,594 and $48,962 due to related parties at March 31, 2001 and December 31, 2000, respectively, related to such expenses.

Management fees due to the Managing General Partners were $9,457 and $12,935 at March 31, 2001 and December 31, 2000, respectively, and were included in due to related parties.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. Any such profit is allocated amongst the Partnership and affiliated partnerships based upon their proportionate investment in the portfolio company. At March 31, 2001, the Partnership and affiliated partnerships had an indirect interest in non-transferable Physiometrix, Inc., Endocare, Inc. and Genstar Therapeutics Corporation options with a fair value of $84,816.

5.     Equity Investments
       ------------------

All investments are valued at fair value as determined in good faith by the Managing General Partners.

Marketable Equity Securities
----------------------------

At March 31, 2001 and December 31, 2000, marketable equity securities had aggregate costs of $663,685 and $878,976, respectively, and aggregate market values of $906,565 and $2,125,566, respectively. The net unrealized gains at March 31, 2001 and December 31, 2000 included gross gains of $627,709 and $1,966,939, respectively.

Restricted Securities
---------------------

At March 31, 2001 and December 31, 2000, restricted securities had aggregate fair values of $4,320,543 and $6,817,329, respectively, representing 70.9 percent and 67.5 percent, respectively, of the net assets of the Partnership.

Significant purchases and sales of equity investments during the quarter ended March 31, 2001 are as follows:

Efficient Networks, Inc.
------------------------

In February 2001, the Partnership sold 4,516 common shares in the company for proceeds of $103,864 and realized a loss of $310,154.

WorldRes, Inc.
--------------

The company effected a conversion of all preferred stock to common stock on March 21, 2001. Each of the Partnership's preferred shares was converted to one common share.

Venture Capital Limited Partnership Investments
-----------------------------------------------

The Partnership received a stock distribution of Efficient Networks, Inc. with a fair value of $198,727. This distribution was recorded as a realized gain.

The Partnership recorded a $221,272 decrease in fair value primarily as a result of the above distribution.

Other Equity Investments
------------------------

Other significant changes reflected in the Statements of Investments relate to market value fluctuations for publicly-traded portfolio companies or changes in the fair value of private companies as determined in accordance with the policy described in Note 1 to the financial statements included in the Partnership's December 31, 2000 Form 10-K.


6.     Notes Receivable
       ----------------

Activity from January 1 through March 31 consisted of:

                                                 2001          2000
                                               --------      --------
Balance at January 1                          $ 220,252    $  221,307

  Notes receivable issued                       250,000     2,000,000
  Repayments of notes receivable               (196,948)       (4,196)
  Change in accrued interest receivable         (10,000)       29,065
  Net increase in unrealized depreciation
   notes receivable                            (149,383)           --
                                                -------     ---------
Balance at March 31                           $ 113,921    $2,246,176
                                                =======     =========

The interest rate on notes receivable at March 31, 2001 ranged from 12 percent to 50 percent. All notes are due on demand with the exception of $12,702, due 2004.

In February 2001, the Partnership issued a secured note for $250,000 to Thermatrix Inc. The note bears interest at 12 percent and is due on demand.

7.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at March 31, 2001 and December 31, 2000 consisted of:

                                                 2001             2000
                                                ------           ------
Demand accounts                               $180,650        $   53,510
Money-Market accounts                          702,439         1,029,124
Cash pledged as collateral for
 short-term borrowings                              --         1,100,000
                                               -------         ---------
     Total                                    $883,089        $2,182,634
                                               =======         =========

8.     Short-Term Borrowings
       ---------------------

In December 2000, the Partnership borrowed $1,100,000 from a commercial financial institution. The Partnership pledged $1,100,000 in cash as collateral for the note. The note bears interest at the lenders' prime rate, which was 9.5 percent at December 31, 2000 and 8.5 percent at March 31, 2001. The note and accrued interest were repaid on March 31, 2001. Interest expense for the three months ended March 31, 2001 was $24,842.


9.     Commitments and Contingencies
       -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized. As they do not represent current outstanding balances, these unfunded commitments are not recognized in the financial statements. At March 31, 2001, unfunded investment commitments to portfolio companies totaled $55,000.

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


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership operates as a business development company under the Investment Company Act of 1940 and makes venture capital investments in new and developing companies. The Partnership's financial condition is dependent upon the success of the portfolio companies. There is no ready market for many of the Partnership's investments. It is possible that some of its venture capital investments may be a complete loss or may be unprofitable and that others will appear likely to become successful, but may never realize their potential. The valuation of the Partnership's investments in securities for which there are no available market quotes is subject to the estimate of the Managing General Partners in accordance with the valuation guidance described in Note 1 to the financial statements included in the Partnership's December 31, 2000 Form 10-K. In the absence of readily obtainable market values, the estimated fair value of the Partnership's investments may differ significantly from the values that would have been used had a ready market existed.

During the three months ended March 31, 2001, net cash used by operating activities totaled $250,357. The Partnership paid management fees of $31,850 to the Managing General Partners and reimbursed related parties for other investment expenses of $81,967. In addition, $19,135 was paid to the Individual General Partners as compensation for their services. The Partnership paid other investment expenses and interest expense of $135,539 and $24,842, respectively. Interest income of $42,976 was received.

During the three months ended March 31, 2001, the Partnership issued $250,000 in notes receivable to a portfolio company in the environmental industry. Proceeds from the sales of equity investments were $103,864 and repayments of notes receivable were $196,948. Repayments of short-term borrowings totaled $1,100,000. At March 31, 2001, the Partnership's unfunded commitments totaled $55,000.

Cash and cash equivalents at March 31, 2001, were $883,089. Future proceeds from investment sales and future short-term borrowings along with Managing General Partner support are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net decrease in partners' capital resulting from operations was $4,006,530 for the three months ended March 31, 2001, compared to a net increase in partners' capital resulting from operations of $14,203,094 for the same period in 2000.

Net unrealized depreciation on equity investments was $1,878,719 at March 31, 2001, compared to net unrealized appreciation of $1,628,443 at December 31, 2000. During the quarter ended March 31, 2001, the Partnership recorded an increase in net unrealized depreciation on equity investments of $3,507,162 compared to an increase in net unrealized appreciation of $10,682,806 during 2000. The change in 2001 was primarily attributable to a decrease in the publicly traded prices of Genstar Therapeutic Corporation and Physiometrix, Inc. In 2000, the increase in unrealized appreciation was primarily attributable to increases in portfolio companies in the medical/biotechnology and environmental industries along with increases in the venture capital limited partnership investments, partially offset by decreases in the communications industry.

Net unrealized depreciation on notes receivable was $4,875,438 and $4,726,055 at March 31, 2001 and December 31, 2000, respectively. During the quarter ended March 31, 2001, the net increase in unrealized depreciation of notes receivable of $149,383 was primarily attributable to a decrease in the fair value of notes issued to Thermatrix Inc.

For the quarter ended March 31, 2001, net realized loss from equity investment sales of $310,154 related to the sale of Efficient Networks, Inc. During the same period in 2000, realized gains of $3,402,598 primarily resulted from the sale of Inhale Therapeutic Systems, Inc.

During the quarter ended March 31, 2001, the Partnership recorded net realized gains from venture capital limited partnership investments of $198,727. During the same period in 2000, there were gains of $349,238. The gains represented distributions from profits of venture capital limited partnership investments.

Total investment expenses were $278,200 and $271,380 for the quarters ended March 31, 2001 and 2000, respectively.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended March 31, 2001.

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

                         TECHNOLOGY FUNDING VENTURE PARTNERS IV,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              TECHNOLOGY FUNDING LTD.
                              Managing General Partners




Date:  May 11, 2001    By:         /s/Charles R. Kokesh
                               --------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Limited


Technology Funding Partners IV, L.P.                    05/11/01     1:27 PM
(a Delaware limited partnership)
Page 2 of 20
Technology Funding Partners IV, L.P.
(a Delaware limited partnership)