Form 10-Q
period 2001-06-30
TECHNOLOGY FUNDING VENTURE PARTNERS IV
filed 2001-08-14
CIK 826595

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 2001

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                            (unaudited)
                                              June 30,         December 31,
                                                2001              2000
                                             ----------        ------------
ASSETS

Investments:
 Equity investments (cost of
 $7,060,573 and $7,314,452 for
 2001 and 2000, respectively)                 $6,441,316        $ 8,942,895
 Notes receivable (cost of
 $4,993,673 and $4,946,307 for
 2001 and 2000, respectively)                    115,275            220,252
                                               ---------         ----------
   Total investments                           6,556,591          9,163,147

Cash and cash equivalents                        446,107          2,182,634
Due from related parties                          79,072                 --
Other assets                                         881              3,034
                                               ---------         ----------
   Total assets                               $7,082,651        $11,348,815
                                               =========         ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses         $   69,799        $    78,885
Due to related parties                                --             61,897
Short-term borrowings                                 --          1,100,000
Other liabilities                                     79              5,048
                                               ---------         ----------
   Total liabilities                              69,878          1,245,830

Commitments and contingencies

Partners' capital:
 Limited Partners (400,000 Units outstanding)  9,851,794         12,328,505
 General Partners                             (2,839,021)        (2,225,520)
                                               ---------         ----------
   Total partners' capital                     7,012,773         10,102,985
                                               ---------         ----------
   Total liabilities and partners' capital    $7,082,651        $11,348,815
                                               =========         ==========

The accompanying notes are an integral part of these financial statements.


STATEMENTS OF INVESTMENTS
-------------------------

                                        Principal      (unaudited)
                                        Amount or     June 30, 2001          December 31, 2000
Industry                                Shares at    ----------------        -----------------
(1)                         Investment   June 30,    Cost       Fair         Cost        Fair
Company           Position     Date       2001       Basis      Value        Basis       Value
-------------     --------  ----------  ----------   -----      -----        -----       -----

Equity Investments
------------------

Communication
-------------
1.3% and 1.0% at June 30, 2001 and December 31, 2000, respectively
------------------------------------------------------------------
Efficient          Common
 Networks, Inc.    shares       2001          -- $        -- $       -- $   414,018 $    64,353
VOIS, Inc.         Other        1999-
 (a)               investment   2000      $7,966       7,966          0       7,966           0
iVillage Inc.
(formerly
 Women.com         Common       1996-
 Networks, Inc.)   shares       2000      60,848     411,165     88,231     411,165      40,481
                                                  ----------  ---------  ----------  ----------
                                                     419,131     88,231     833,149     104,834
                                                  ----------  ---------  ----------  ----------

Computer Equipment, Systems and Software
----------------------------------------
0.0% at June 30, 2001 and December 31, 2000
-------------------------------------------
Ascent Logic       Preferred
 Corporation (a)   shares       1992     106,383      99,000          0      99,000       3,723
Ascent Logic       Common
 Corporation (a)   shares       1997      36,443      23,795          0      23,795       1,276

STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Reflection         Common share
 Technology,       warrant
 Inc. (a)          at $0.50;
                   expiring
                   2001         1996     359,750           0          0           0           0
                                                  ----------  ---------  ----------  ----------
                                                     122,795          0     122,795       4,999
                                                  ----------  ---------  ----------  ----------

Environmental
-------------
14.1% and 9.8% at June 30, 2001 and December 31, 2000, respectively
-------------------------------------------------------------------
SunPower           Preferred    1990-
 Corporation (a)   shares       1994   1,013,637   1,179,051    988,296   1,179,051     988,296
Triangle
 Biomedical        Common
 Sciences, Inc.(a) shares       1999         366      10,248      3,587      10,248       3,587
Triangle           Common share
 Biomedical        warrant
 Sciences, Inc.(a) at $28.00;
                   expiring
                   2009         1999         366         366        128         366         128
                                                  ----------  ---------  ----------  ----------
                                                   1,189,665    992,011   1,189,665     992,011
                                                  ----------  ---------  ----------  ----------

Information Technology
----------------------
2.7% and 1.9% at June 30, 2001 and December 31, 2000, respectively
------------------------------------------------------------------
WorldRes, Inc.     Common       1997-
 (a) (b)           shares       1999     155,918     619,687    187,102     619,687     187,102

STATEMENTS OF INVESTMENTS (continued)
------------------------------------
WorldRes, Inc.     Common
 (a) (b)           share
                   warrants
                   at $3.70;
                   expiring
                   2002         1997       2,280          82          0          82           0
                                                  ----------  ---------  ----------  ----------
                                                     619,769    187,102     619,769     187,102
                                                  ----------  ---------  ----------  ----------

Medical/Biotechnology
---------------------
56.7% and 60.8% at June 30, 2001 and December 31, 2000, respectively
--------------------------------------------------------------------
Adesso Healthcare
 Technology
 Services, Inc.    Preferred    1997-
  (a) (b)          shares       2000     131,265   1,205,257          0   1,205,257           0
Adesso Healthcare
 Technology
 Services, Inc.    Convertible
  (a) (b)          note (2)     2000    $272,228     283,255    212,441     272,228     204,171
Adesso Healthcare  Preferred
 Technology        share
 Services, Inc.    warrants
  (a) (b)          at $8.40;
                   expiring
                   2005         2001       6,482           0          0          --          --

ConjuChem Inc. (a) Preferred
                   share
                   warrants
                   at exercise           aggregate
                   price TBD;            purchase
                   expiring              price
                   2001         1996     $13,495           0          0           0           0
Endocare, Inc. (b) Common       1996-
                   shares       2000      49,764     163,874    397,863     163,874     317,246


STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Genstar
 Therapeutic       Common
 Corporation (b)   share        1999     438,366     320,242  1,621,954     320,242   2,137,034
Genstar            Common
 Therapeutic       share
 Corporation (b)   warrants at
                   $0.30-$0.74;
                   expiring     1998-
                   2005-2006    1999     291,667           0  1,007,918           0   1,350,627
Intella
 Interventional    Common
 Systems, Inc. (a) shares       1993         584           0          0           0           0
Molecular
 Geriatrics        Common
 Corporation (a)   shares       1993      23,585     125,000     12,382     125,000      16,510
Periodontix,       Preferred
 Inc. (a)          shares       1998     106,122     259,999     39,000     259,999      39,000
Peridontix,        Convertible
 Inc. (a)          note (2)     1999     $37,000      43,602      6,540      42,134       6,320
Periodontix,       Common
 Inc. (a)          share
                   warrant
                   at $2.25;
                   expiring     1999-
                   2004-2006    2000       6,167           0          0           0           0
Physiometrix,      Common
 Inc.              shares       1996     126,791      53,793    380,373      53,793   2,020,732
Sanarus
 Medical,          Preferred    1999-
 Inc. (a) (b)      shares       2000     106,666     160,000    160,000     160,000      48,000
Sanarus
 Medical,          Convertible
 Inc. (a) (b)      note (2)     2001      55,000      55,861     55,861          --          --


STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Sanarus            Preferred
 Medical,          share
 Inc. (a) (b)      warrants
                   at exercise
                   price TBD;
                   expiring
                   2006         2001          55          55         55          --          --
Sonic Innovations, Common
 Inc.              shares       2001      13,104      91,728     84,521          --          --

                                                  ----------  ---------  ----------  ----------
                                                   2,762,666  3,978,908   2,602,527   6,139,640
                                                  ----------  ---------  ----------  ----------

Microelectronics
----------------
0.0% at June 30, 2001 and December 31, 2000
-------------------------------------------
KOR Electronics,   Preferred    1989-
 Inc. (a)          shares       1995   3,571,024   1,130,390          0   1,130,390           0
                                                  ----------  ---------  ----------  ----------
                                                   1,130,390          0   1,130,390           0
                                                  ----------  ---------  ----------  ----------

Venture Capital Limited Partnership Investments
-----------------------------------------------
17.0% and 15.0% at June 30, 2001 and December 31, 2000, respectively
--------------------------------------------------------------------
El Dorado          Ltd.
 Ventures III, L.P.Partnership
 (a)               interests  various   $250,000     212,460    172,423     212,460     376,039
Medical Science    Ltd.
 Partners, L.P.    Partnership
 (a)               interests  various   $500,000     187,246    135,900     187,246     135,900
Newtek             Ltd.
 Ventures II, L.P. Partnership
 (a)               interests  various   $859,914     330,328    725,437     330,328     725,437


STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Onset Enterprises  Ltd.
 Associates, L.P.  Partnership
 (a)               interests  various   $500,000      45,000     60,939      45,000      84,840
Utah Ventures      Ltd.
 Limited           Partnership
 Partnership (a)   interests  various   $250,000      41,123    100,365      41,123     192,093
                                                  ----------  ---------  ----------  ----------
                                                     816,157  1,195,064     816,157   1,514,309
                                                  ----------  ---------  ----------  ----------
Total equity investments - 91.8% and 88.5% at
 June 30, 2001 and December 31, 2000,
 respectively                                      7,060,573  6,441,316   7,314,452   8,942,895
                                                  ----------  ---------  ----------  ----------

Notes Receivable
----------------

Avalon Vision      Secured
 Solutions, Inc.   note, 16%,
                   due 2004     1999     $11,676      12,083     12,083      12,225       9,780
SunPower           Secured
 Corporation       note, 8-12%, 1999-
                   repaid 2001  2000    $     --          --         --     210,472     210,472
Sutmyn             Secured
 Storage           note, 50%,
 Corporation       due on
                   demand       2000  $4,000,000   4,723,610          0   4,723,610           0
Thermatrix         Secured
 Inc.              note, 12%,
                   due on
                   demand       2001    $250,000     257,980    103,192          --          --
                                                  ----------  ---------  ----------  ----------

Total notes receivable-1.6% and 2.2% at
 June 30, 2001 and December 31, 2000,
 respectively                                      4,993,673    115,275   4,946,307     220,252
                                                  ----------  ---------  ----------  ----------

STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Total investments-93.4% and 90.7% at
 June 30, 2001 and December 31, 2000,
 respectively                                    $12,054,246 $6,556,591 $12,260,759 $ 9,163,147
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

(1) Represents the total fair value of a particular industry segment as a percentage of partners'
capital at June 30, 2001 and December 31, 2000.

(2) The Partnership has no income-producing equity investments except for convertible notes which include accrued interest.  Interest rates on such notes are 7-8 percent.














The accompanying notes are an integral part of these financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                               For the Three Months           For the Six Months
                                                  Ended June 30,                Ended June 30,
                                               --------------------           ------------------
                                               2001           2000            2001          2000
                                              ------         ------          ------        ------
Investment income:
 Notes receivable interest                $   14,801    $   260,297     $    27,355    $  290,978
 Short-term investment interest                5,143          6,760          32,231        15,911
                                           ---------     ----------       ---------     ---------
  Total investment income                     19,944        267,057          59,586       306,889

Investment expenses:
 Management fees                              15,561         76,252          43,933       117,051
 Individual General Partners' compensation    19,496         18,131          38,631        23,728
 Investment operations                        63,270        223,957          86,659       279,433
 Administrative and investor services        222,461        147,325         330,314       259,361
 Professional fees                           103,622         32,603         148,863        52,725
 Computer services                            35,729         33,247          65,097        66,865
 Interest expense                                 --             --          24,842         3,732
                                           ---------     ----------       ---------     ---------
  Total investment expenses                  460,139        531,515         738,339       802,895
                                           ---------     ----------       ---------     ---------
Net investment loss                         (440,195)      (264,458)       (678,753)     (496,006)
                                           ---------     ----------       ---------     ---------
 Net realized gain (loss) from
  sales of equity investments                  3,395             --        (306,759)    3,402,598
 Realized gain from venture capital
  limited partnership investments             96,616        331,026         295,343       680,264
                                           ---------     ----------       ---------     ---------
Net realized income (loss)                   100,011        331,026         (11,416)    4,082,862
                                           ---------     ----------       ---------     ---------

Increase (decrease) in unrealized
  appreciation (depreciation):
  Equity investments                       1,259,462    (11,447,839)     (2,247,700)     (765,033)
  Notes receivable                            (2,960)      (971,979)       (152,343)     (971,979)
                                           ---------     ----------       ---------     ---------
Net increase (decrease) in
 unrealized appreciation
(depreciation)                             1,256,502    (12,419,818)     (2,400,043)   (1,737,012)
                                           ---------     ----------       ---------     ---------
Net increase (decrease) in partners'
 capital resulting from operations        $  916,318   $(12,353,250)    $(3,090,212)   $1,849,844
                                           =========     ==========       =========     =========
Net increase (decrease) in partners'
 capital resulting from
 operations per Unit                      $     1.83   $     (24.56)    $     (6.19)   $     4.43
                                           =========     ==========       =========     =========






















The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                        For the Six Months Ended June 30,
                                       -----------------------------------
                                             2001                2000
                                          ----------         ----------
Net (decrease) increase in partners'
 capital resulting from operations     $(3,090,212)         $1,849,844

Adjustments to reconcile (decrease)
 increase in partners' capital
 resulting from operations to net
 cash used by operating activities:
 Net realized loss (gain) from sales
  of equity investments                    306,759          (3,402,598)
 Realized gain from venture capital
  limited partnership investments         (295,343)           (680,264)
 Net decrease in unrealized
  appreciation (depreciation):
   Equity investments                    2,247,700             765,033
   Notes receivable                        152,343             971,979
 Increase in accrued interest on
  notes receivable                          (8,002)           (289,331)
 Decrease in due to related parties       (140,969)            (46,842)
 Decrease in accounts payable and
  accrued expenses                          (9,086)            (27,421)
 Other changes, net                         (2,816)             (8,286)
                                         ---------           ---------
Net cash used by operating activities     (839,626)           (867,886)
                                         ---------           ---------
Cash flows from investing activities:
 Purchase of equity investments            (55,055)           (350,617)
 Notes receivable issued                  (250,000)         (2,500,000)
 Repayments of notes receivable            197,281               6,836
 Proceeds from sales of equity
  investments                              305,985           4,537,633
 Distributions from venture capital
  limited partnership investments            4,888             218,819
                                         ---------           ---------
Net cash provided by investing
 activities                                203,099           1,912,671
                                         ---------           ---------
Cash flows from financing activities:
 Repayment of short-term borrowings     (1,100,000)                 --
 Distributions to General Partners              --          (1,314,295)
                                         ---------           ---------
Net cash used by financing activities   (1,100,000)         (1,314,295)
                                         ---------           ---------

STATEMENTS OF CASH FLOWS (unaudited)(continued)
-----------------------------------------------

Net decrease in cash
  and cash equivalents                  (1,736,527)           (269,510)

Cash and cash equivalents at
  beginning of year                      2,182,634             677,285
                                         ---------           ---------
Cash and cash equivalents              $   446,107          $  407,775
  at June 30                             =========           =========





































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

The accompanying financial statements are prepared using accounting principles generally accepted in the United States which may not equate to tax accounting. The cost of investments on a tax basis at June 30, 2001 and December 31, 2000, was $9,681,399 and $9,550,517, respectively. At June 30, 2001 and December 31, 2000, gross unrealized depreciation on investments based on cost for federal income tax purposes was as follows:

                                        June 30,     December 31,
                                          2001           2000
                                      ------------   ------------
Unrealized appreciation               $ 3,649,954    $ 6,347,406
Unrealized depreciation                (6,774,762)    (6,734,776)
                                        ---------      ---------
Net unrealized depreciation           $(3,124,808)   $  (387,370)
                                        =========      =========

3.     Financing of Partnership Operations
       -----------------------------------

The Managing General Partners expect cash received from the future liquidation of Partnership investments and future short-term borrowings will provide the necessary liquidity to fund Partnership operations. The Partnership may be dependent upon the financial support of the Managing General Partners to fund operations if future proceeds are not received timely. The Managing General Partners have committed to support the Partnership's working capital requirements through short-term advances as necessary. These measures are expected to be adequate to fund Partnership operations through the next twelve months.

4.     Related Party Transactions
       --------------------------

Related party costs are included in investment expenses shown on the Statements of Operations. Related party costs for the six months ended June 30, 2001 and 2000 were as follows:

                                                 2001          2000
                                               --------      --------
   Management fees                            $ 43,933      $117,051
   Individual General Partners' compensation    38,631        23,728
   Reimbursable operating expenses             409,454       470,935


Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual periodically. There was $84,259 due from related parties at June 30, 2001, compared to $48,962 due to related parties at December 31, 2000, related to such expenses. Included in the due from related parties at June 30, 2001 is $92,424, representing an overallocation of certain estimated expenses incurred in the quarter ended June 30, 2001. This amount was repaid in full to the Partnership on August 6, 2001.

Management fees due to the Managing General Partners were $5,187 and $12,935 at June 30, 2001 and December 31, 2000, respectively, and were included in due to related parties.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. Any such profit is allocated amongst the Partnership and affiliated partnerships based upon their proportionate investment in the portfolio company. At June 30, 2001, the Partnership and affiliated partnerships had an indirect interest in non-transferable Physiometrix, Inc., Endocare, Inc. and Genstar Therapeutics Corporation options with a fair value of $221,006.

5.     Equity Investments
       ------------------

All investments are valued at fair value as determined in good faith by the Managing General Partners.

Marketable Equity Securities
----------------------------

At June 30, 2001 and December 31, 2000, marketable equity securities had aggregate costs of $556,686 and $878,976, respectively, and aggregate fair values of $553,125 and $2,125,566, respectively. The net unrealized loss at June 30, 2001 and net unrealized gain at December 31, 2000 included gross gains of $326,632 and $1,966,939, respectively.

Restricted Securities
---------------------

At June 30, 2001 and December 31, 2000, restricted securities had aggregate fair values of $5,888,191 and $6,817,329, respectively, representing 84.0 percent and 67.5 percent, respectively, of the net assets of the Partnership.

Significant purchases and sales of equity investments during the six months ended June 30, 2001 are as follows:

Efficient Networks, Inc.
------------------------

In February 2001, the Partnership sold 4,516 common shares in the company for proceeds of $103,864 and realized a loss of $310,154.

In May 2001, the Partnership sold 8,593 common shares in the company for proceeds of $201,935 and realized a gain of $3,209.

iVillage Inc. (formerly Women.com Networks, Inc.)
-------------------------------------------------

Effective June 18, 2001, iVillage Inc. acquired Women.com Networks, Inc.
In connection with this transaction, the Partnership's Women.com shares were exchanged for 60,848 iVillage common shares. The Partnership realized a gain of $186 on the sale of fractional shares.

Sanarus Medical, Inc.
---------------------

In April 2001, the Partnership issued a convertible bridge loan for $55,000 to the company. The note bears interest at 8 percent and is due in October 2001.

In July 2001, the company converted the $55,000 note to 31,866 shares of Series B Preferred stock and paid the Partnership $1,013 for the accrued interest.

WorldRes, Inc.
--------------

The company effected a conversion of all preferred stock to common stock on March 21, 2001. Each of the Partnership's preferred shares was converted to one common share.

Venture Capital Limited Partnership Investments
-----------------------------------------------

The Partnership received stock distributions of Efficient Networks, Inc. and Sonic Innovations, Inc. with fair values totaling $290,455. The Partnership also received cash distributions of $4,888 from El Dorado Ventures III, L.P. These distribution were recorded as realized gains.

The Partnership recorded a $319,245 decrease in fair value primarily as a result of the above distributions.

Other Equity Investments
------------------------

Other significant changes reflected in the Statements of Investments relate to market value fluctuations for publicly-traded portfolio companies or changes in the fair value of private companies as determined in accordance with the policy described in Note 1 to the financial statements included in the Partnership's December 31, 2000 Form 10-K.

Subsequent Events
-----------------

Subsequent to June 30, 2001, the fair value of the Partnership's investment in Genstar Therapeutics Corporation decreased by $1,985,689 as a result of a decrease in the publicly traded market price on August 7, 2001.

6.     Notes Receivable
       ----------------

Activity from January 1 through June 30 consisted of:

                                                 2001          2000
                                               --------      --------
Balance at January 1                          $ 220,252    $  221,307

  Notes receivable issued                       250,000     2,500,000
  Repayments of notes receivable               (197,281)       (6,836)
  Change in accrued interest receivable          (5,353)      287,856
  Net increase in unrealized depreciation of
   notes receivable                            (152,343)     (971,979)
                                                -------     ---------
Balance at June 30                            $ 115,275    $2,030,348
                                                =======     =========

The interest rate on notes receivable at June 30, 2001 ranged from 12 percent to 50 percent. All notes are due on demand with the exception of $12,083, due 2004.

In February 2001, the Partnership issued a secured note for $250,000 to Thermatrix Inc. The note bears interest at 12 percent and is due on demand.

7.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at June 30, 2001 and December 31, 2000 consisted of:

                                                 2001             2000
                                                ------           ------
Demand accounts                               $374,795        $   53,510
Money-Market accounts                           71,312         1,029,124
Cash pledged as collateral for
 short-term borrowings                              --         1,100,000
                                               -------         ---------
     Total                                    $446,107        $2,182,634
                                               =======         =========

8.     Distributions
       -------------

In the quarter ended June 30, 2000, a quarterly tax distribution totaling $1,314,295 was declared and paid to the General Partners. There were no distributions in the six months ended June 30, 2001.

9.     Short-Term Borrowings
       ---------------------

In December 2000, the Partnership borrowed $1,100,000 from a commercial financial institution. The Partnership pledged $1,100,000 in cash as collateral for the note. The note and accrued interest were repaid on March 31, 2001. Interest expense for the three months ended March 31, 2001 was $24,842.

10.    Commitments and Contingencies
       -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized. As they do not represent current outstanding balances, these unfunded commitments are not recognized in the financial statements. At June 30, 2001, there were no unfunded investment commitments.

In October 2000, Kanematsu Corporation, a creditor of one of the Partnership's portfolio companies, initiated an arbitration proceeding against the Partnership, two affiliated partnerships, and a fourth co-investor. Kanematsu is seeking to recover $2,000,000, the purchase price in a contract by which the Partnership and the other entities are alleged to have agreed to purchase certain debt securities of the portfolio company from Kanematsu. The Partnership and affiliated partnerships have asserted counterclaims against Kanematsu. This matter is currently in arbitration and a final decision may be made in December 2001. The Partnership intends to defend its position vigorously in this arbitration. It is the Managing General Partners' belief that the Partnership will ultimately prevail in this matter, although there can be no assurance in this regard. Accordingly, the Partnership has not accrued any liability associated with the arbitration proceeding.

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

11.    Subsequent Events
       -----------------

On August 11, 2001, a proxy statement and ballot were mailed to the Limited Partners of record on the close of business July 31, 2001, along with a notice of a special meeting of Limited Partners to be held on September 7, 2001. Items to be voted upon include the following:

1. The extension of the term of the Partnership from December 31, 2001, to December 31, 2002, and for up to three one-year extensions through December 31, 2005, at the discretion of the Partnership's
Management Committee;

2. Such other matters as may properly come before the Meeting or any adjournment thereof.

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

During the six months ended June 30, 2001, net cash used by operating activities totaled $839,626. The Partnership paid management fees of $51,681 to the Managing General Partners and reimbursed related parties for other investment expenses of $542,675. In addition, $38,631 was paid to the Individual General Partners as compensation for their services. The Partnership paid other investment expenses and interest expense of $233,381 and $24,842, respectively. Interest income of $51,584 was received.

During the six months ended June 30, 2001, the Partnership issued $250,000 in notes receivable to a portfolio company in the environmental industry and funded equity investments of $55,055 to a portfolio company in the medical/biotechnology industry. Proceeds from the sales of equity investments were $305,985 and repayments of notes receivable were $197,281. Cash distributions of $4,888 were received from venture capital limited partnership investments. Repayments of short-term borrowings totaled $1,100,000. At June 30, 2001, there were no unfunded commitments.

Cash and cash equivalents at June 30, 2001, were $446,107. Future proceeds from investment sales and future short-term borrowings along with Managing General Partner support are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net increase in partners' capital resulting from operations was $916,318 for the quarter ended June 30, 2001, compared to a net decrease in partners' capital resulting from operations of $12,353,250 for the same period in 2000.

Net unrealized depreciation on equity investments was $619,257 at June 30, 2001, compared to net unrealized depreciation of $1,878,719 at March 31, 2001. During the quarter ended June 30, 2001, the Partnership recorded a decrease in net unrealized depreciation on equity investments of $1,259,462 compared to a decrease in net unrealized appreciation of $11,447,839 during 2000. The change in 2001 was primarily attributable to increases in the market prices of publicly-traded portfolio companies in the medical/biotechnology industry. In 2000, the decrease in unrealized appreciation was primarily attributable to decreases in the value of the Partnership's marketable equity securities and the fair value of the Partneship's investments in restricted securities.

Net unrealized depreciation on notes receivable was $4,878,398 and $4,875,438 at June 30, 2001 and March 31, 2001, respectively. During the quarter ended June 30, 2001, the net increase in unrealized depreciation of notes receivable was $2,960. During the quarter ended June 30, 2000 the Partnership recorded a $971,979 decrease in the fair value of notes receivable.

During the quarter ended June 30, 2001, interest income was $19,944. For the quarter ended June 30, 2000, interest income was $267,057. The decrease was primarily the result of secured notes receivable being placed on non-accrual status on September 30, 2000.

During the quarter ended June 30, 2001, the Partnership recorded net realized gains from venture capital limited partnership investments of $96,616. During the same period in 2000, there were gains of $331,026.
The gains represented distributions from profits of venture capital limited partnership investments.

Total investment expenses were $460,139 and $531,515 for the quarters ended June 30, 2001 and 2000, respectively. The decrease is primarily attributable to decreased investment monitoring activity and management fees, partially offset by increased administrative and investor services costs and professional fees.

For the quarter ended June 30, 2001, net realized gain from equity investment sales of $3,395 primarily related to the sale of Efficient Networks, Inc. There were no equity investment sales during the same period in 2000.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

Current six months compared to corresponding six months in the preceding
-----------------------------------------------------------------------
year
----

Net decrease in partners' capital resulting from operations was $3,090,212 for the six months ended June 30, 2001, compared to a net increase in partners' capital resulting from operations of $1,849,844 for the same period in 2000.

For the six months ended June 30, 2001, net realized loss from equity investment sales of $306,759 primarily related to the sale of Efficient Networks, Inc. Net realized gain from sales of equity investments was $3,402,598 for the six months ended June 30, 2000, and primarily related to the sale of Inhale Therapeutic Systems, Inc.

Net unrealized depreciation on equity investments was $619,257 at June 30, 2001, compared to net unrealized appreciation of $1,628,443 at December 31, 2000. During the six months ended June 30, 2001, the Partnership recorded an increase in net unrealized depreciation on equity investments of $2,247,700 compared to a decrease in net unrealized appreciation of $765,033 during 2000. The change in 2001 was primarily attributable to decreases in the market prices of publicly-traded portfolio companies in the medical/biotechnology industry. In 2000, the decrease in net unrealized appreciation was mainly attributable to decreases in the value of the Partnership's marketable equity securities and the fair value of the Partneship's investments in restricted securities.

Net unrealized depreciation on notes receivable was $4,878,398 and $4,726,055 at June 30, 2001 and December 31, 2000, respectively. During the six months ended June 30, 2001, the net increase in unrealized depreciation of notes receivable of $152,343 was primarily attributable to a decrease in the fair value of notes issued to Thermatrix Inc. During the six months ended June 30, 2000, the Partnership recorded a $971,979 decrease in the fair value of notes receivable.

During the six months ended June 30, 2001, the Partnership recorded net realized gains from venture capital limited partnership investments of $295,343. During the same period in 2000, there were gains of $680,264. The gains represented distributions from profits of venture capital limited partnership investments.

During the six months ended June 30, 2001, interest income was $59,586. For the six months ended June 30, 2000, interest income was $306,889. The decrease was primarily the result of secured notes receivable being placed on non-accrual status on September 30, 2000.

Total investment expenses were $738,339 and $802,895 for the six months ended June 30, 2001 and 2000, respectively. The decrease is primarily attributable to decreased investment monitoring activity and management fees, partially offset by increased administrative and investor services costs and professional fees.

II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) On August 8, 2001, the Partnership filed its Amended and Restated Limited Partnership Agreement on Form 8-K.

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

                         TECHNOLOGY FUNDING VENTURE PARTNERS IV,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              TECHNOLOGY FUNDING LTD.
                              Managing General Partners




Date:  August 13, 2001    By:         /s/Charles R. Kokesh
                               --------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Limited