Form 10-Q
period 2001-09-30
TECHNOLOGY FUNDING VENTURE PARTNERS IV
filed 2001-11-09
CIK 826595

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2001

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
No active market for the units of limited partnership interests ("Units") exists, and therefore the fair value of such Units cannot be determined.

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                            (unaudited)
                                           September 30,       December 31,
                                                2001              2000
                                             ----------        ------------
ASSETS

Investments:
 Equity investments (cost of
  $5,533,197 and $7,314,452 for
  2001 and 2000, respectively)               $ 3,820,863        $ 8,942,895
 Notes receivable (cost of
  $4,994,402 and $4,946,307 for
  2001 and 2000, respectively)                   115,852            220,252
                                               ---------         ----------
   Total investments                           3,936,715          9,163,147

Cash and cash equivalents                        264,730          2,182,634
Other assets                                           6              3,034
                                               ---------         ----------
   Total assets                              $ 4,201,451        $11,348,815
                                               =========         ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses        $    48,558        $    78,885
Due to related parties                           104,530             61,897
Short-term borrowings                                 --          1,100,000
Other liabilities                                     79              5,048
                                               ---------         ----------
   Total liabilities                             153,167          1,245,830

Commitments and contingencies

Partners' capital:
 Limited Partners (400,000 Units outstanding)  7,416,002         12,328,505
 General Partners                             (3,367,718)        (2,225,520)
                                               ---------         ----------
   Total partners' capital                     4,048,284         10,102,985
                                               ---------         ----------
   Total liabilities and partners' capital   $ 4,201,451        $11,348,815
                                               =========         ==========

The accompanying notes are an integral part of these financial statements.


STATEMENTS OF INVESTMENTS
-------------------------

                                      Principal        (unaudited)
                                      Amount or     September 30, 2001      December 31, 2000
Industry                              Shares at     ------------------      -----------------
(1)                       Investment September 30,  Cost       Fair         Cost        Fair
Company         Position     Date       2001        Basis      Value        Basis       Value
-------------   --------  ----------  ----------    -----      -----        -----       -----

Equity Investments
------------------

Communication
-------------
1.3% and 1.0% at September 30, 2001 and December 31, 2000, respectively
-----------------------------------------------------------------------
Efficient          Common
 Networks, Inc.    shares       2001          -- $        -- $       -- $   414,018 $    64,353
VOIS, Inc.         Other        1999-
 (a)               investment   2000     $10,911      10,911          0       7,966           0
iVillage Inc.
(formerly
 Women.com         Common       1996-
 Networks, Inc.)   shares       2000      60,848     411,165     54,763     411,165      40,481
                                                  ----------  ---------  ----------  ----------
                                                     422,076     54,763     833,149     104,834
                                                  ----------  ---------  ----------  ----------

Computer Equipment, Systems and Software
----------------------------------------
0.0% at September 30, 2001 and December 31, 2000
------------------------------------------------
Ascent Logic       Preferred
 Corporation (a)   shares       1992     106,383      99,000          0      99,000       3,723
Ascent Logic       Common
 Corporation (a)   shares       1997      36,443      23,795          0      23,795       1,276
                                                  ----------  ---------  ----------  ----------
                                                     122,795          0     122,795       4,999
                                                  ----------  ---------  ----------  ----------

STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Environmental
-------------
25.7% and 9.8% at September 30, 2001 and December 31, 2000, respectively
------------------------------------------------------------------------
SunPower           Preferred    1990-
 Corporation (a)   shares       1994   1,013,637   1,179,051    988,296   1,179,051     988,296
SunPower           Convertible
 Corporation (a)   note (2)     2001      50,000      50,033     50,033          --          --
SunPower           Common share
 Corporation (a)   warrant
                   at $0.06;
                   expiring
                   2005         2000     469,455           0          0           0           0
Triangle
 Biomedical        Common
 Sciences, Inc.(a) shares       1999         366      10,248      1,025      10,248       3,587
Triangle           Common share
 Biomedical        warrant
 Sciences, Inc.(a) at $28.00;
                   expiring
                   2009         1999         366         366         37         366         128
                                                  ----------  ---------  ----------  ----------
                                                   1,239,698  1,039,391   1,189,665     992,011
                                                  ----------  ---------  ----------  ----------

Information Technology
----------------------
4.6% and 1.9% at September 30, 2001 and December 31, 2000, respectively
-----------------------------------------------------------------------
WorldRes, Inc.     Common       1997-
 (a) (b)           shares       1999     155,918     619,687    187,102     619,687     187,102

STATEMENTS OF INVESTMENTS (continued)
------------------------------------
WorldRes, Inc.     Common
 (a) (b)           share
                   warrants
                   at $3.70;
                   expiring
                   2002         1997       2,280          82          0          82           0
                                                  ----------  ---------  ----------  ----------
                                                     619,769    187,102     619,769     187,102
                                                  ----------  ---------  ----------  ----------

Medical/Biotechnology
---------------------
41.6% and 60.8% at September 30, 2001 and December 31, 2000, respectively
-------------------------------------------------------------------------
Adesso Healthcare
 Technology
 Services, Inc.    Preferred    1997-
  (a) (b)          shares       2000          --          --         --   1,205,257           0
Adesso Healthcare
 Technology
 Services, Inc.    Convertible
  (a) (b)          note         2000          --          --         --     272,228     204,171
ConjuChem Inc. (a) Preferred
                   share
                   warrants
                   at exercise           aggregate
                   price TBD;            purchase
                   expiring              price
                   2001         1996     $13,495           0          0           0           0
Endocare, Inc. (b) Common       1996-
                   shares       2000      49,764     163,874    436,928     163,874     317,246


STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Genstar
 Therapeutic       Common
 Corporation (b)   share        1999     438,366     320,242    615,904     320,242   2,137,034
Genstar            Common
 Therapeutic       share
 Corporation (b)   warrants at
                   $0.30-$0.74;
                   expiring     1998-
                   2005-2006    1999     291,667           0    338,542           0   1,350,627
Intella
 Interventional    Common
 Systems, Inc. (a) shares       1993         584           0          0           0           0
Molecular
 Geriatrics        Common
 Corporation (a)   shares       1993      23,585     125,000     12,382     125,000      16,510
Periodontix,       Preferred
 Inc. (a)          shares       1998     106,122     259,999          0     259,999      39,000
Periodontix,       Convertible
 Inc. (a)          note (2)     1999     $37,000      44,349     24,494      42,134       6,320
Periodontix,       Common
 Inc. (a)          share
                   warrant
                   at $2.25;
                   expiring     1999-
                   2004-2006    2000       6,167           0          0           0           0
Physiometrix,      Common
 Inc.              shares       1996     126,791      53,793    134,398      53,793   2,020,732
Sanarus
 Medical,          Preferred    1999-
 Inc. (a) (b)      shares       2001     138,531     215,000    119,766     160,000      48,000


STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Sanarus            Preferred
 Medical,          share
 Inc. (a) (b)      warrants
                   at exercise
                   price TBD;
                   expiring
                   2006         2001          55          55         28          --          --
                                                  ----------  ---------  ----------  ----------
                                                   1,182,312  1,682,442   2,602,527   6,139,640
                                                  ----------  ---------  ----------  ----------

Microelectronics
----------------
0.0% at September 30, 2001 and December 31, 2000
------------------------------------------------
KOR Electronics,   Preferred    1989-
 Inc. (a)          shares       1995   3,571,024   1,130,390          0   1,130,390           0
                                                  ----------  ---------  ----------  ----------
                                                   1,130,390          0   1,130,390           0
                                                  ----------  ---------  ----------  ----------

Venture Capital Limited Partnership Investments
-----------------------------------------------
21.2% and 15.0% at September 30, 2001 and December 31, 2000, respectively
-------------------------------------------------------------------------
El Dorado          Ltd.
 Ventures III, L.P.Partnership
 (a)               interests  various   $250,000     212,460     51,708     212,460     376,039
Medical Science    Ltd.
 Partners, L.P.    Partnership
 (a)               interests  various   $500,000     187,246    217,002     187,246     135,900
Newtek             Ltd.
 Ventures II, L.P. Partnership
 (a)               interests  various   $859,914     330,328    516,488     330,328     725,437


STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Onset Enterprises  Ltd.
 Associates, L.P.  Partnership
 (a)               interests  various   $500,000      45,000     60,939      45,000      84,840
Utah Ventures      Ltd.
 Limited           Partnership
 Partnership (a)   interests  various   $250,000      41,123     11,028      41,123     192,093
                                                  ----------  ---------  ----------  ----------
                                                     816,157    857,165     816,157   1,514,309
                                                  ----------  ---------  ----------  ----------
Total equity investments - 94.4% and 88.5% at
 September 30, 2001 and December 31, 2000,
 respectively                                      5,533,197  3,820,863   7,314,452   8,942,895
                                                  ----------  ---------  ----------  ----------

Notes Receivable
----------------

Avalon Vision      Secured
 Solutions, Inc.   note, 16%,
                   due 2004     1999     $11,676      12,558     12,558      12,225       9,780
SunPower           Secured
 Corporation       note, 8-12%, 1999-
                   repaid 2001  2000    $     --          --         --     210,472     210,472
Sutmyn             Secured
 Storage           note, 50%,
 Corporation       due on
                   demand       2000  $4,000,000   4,723,610          0   4,723,610           0
Thermatrix         Secured
 Inc.              note, 12%,
                   due on
                   demand       2001    $250,000     258,234    103,294          --          --
                                                  ----------  ---------  ----------  ----------

Total notes receivable-2.9% and 2.2% at
 September 30, 2001 and December 31, 2000,
 respectively                                      4,994,402    115,852   4,946,307     220,252
                                                  ----------  ---------  ----------  ----------

STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Total investments-97.3% and 90.7% at
 September 30, 2001 and December 31, 2000,
 respectively                                    $10,527,599 $3,936,715 $12,260,759 $ 9,163,147
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

(1) Represents the total fair value of a particular industry segment as a percentage of partners'
capital at September 30, 2001 and December 31, 2000.

(2) The Partnership has no income-producing equity investments except for convertible notes which include accrued interest.  Interest rates on such notes are 6-8 percent.














The accompanying notes are an integral part of these financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                               For the Three Months          For the Nine Months
                                                Ended September 30,          Ended September 30,
                                               --------------------          -------------------
                                               2001           2000            2001          2000
                                              ------         ------          ------        ------
Investment income:
 Notes receivable interest               $    13,717    $   442,732     $    41,072   $   773,710
 Short-term investment interest                2,868         20,691          35,099        36,602
                                           ---------      ---------       ---------     ---------
  Total investment income                     16,585        463,423          76,171       770,312

Investment expenses:
 Management fees                              17,707         41,941          61,640       158,992
 Individual General Partners' compensation    16,575         10,963          55,206        34,691
 Investment operations                        24,100         59,769         110,759       339,202
 Administrative and investor services        189,284        137,500         519,598       396,861
 Professional fees                            69,184         41,394         218,047        94,119
 Computer services                            37,907         33,789         103,004       100,654
 Interest expense                                 --             --          24,842         3,732
                                           ---------      ---------       ---------     ---------
  Total investment expenses                  354,757        325,356       1,093,096     1,128,251
                                           ---------      ---------       ---------     ---------
Net investment (loss) income                (338,172)       138,067      (1,016,925)     (357,939)
                                           ---------      ---------       ---------     ---------
 Net realized (loss) gain from
  sales of equity investments                (40,000)     3,427,177        (346,759)    6,829,775
 Realized loss from equity
  investment write off                    (1,493,088)            --      (1,493,088)           --
 Realized gain from venture capital
  limited partnership investments                 --        132,000         295,343       812,264
                                           ---------      ---------       ---------     ---------
Net realized (loss) income                (1,533,088)     3,559,177      (1,544,504)    7,642,039
                                           ---------      ---------       ---------     ---------

(Decrease) increase in unrealized
  appreciation (depreciation):
  Equity investments                      (1,093,077)    (1,250,275)     (3,340,777)   (2,015,308)
  Notes receivable                              (152)    (3,751,631)       (152,495)   (4,723,610)
                                           ---------      ---------       ---------     ---------
Net (decrease) increase in
 unrealized appreciation
(depreciation)                            (1,093,229)    (5,001,906)     (3,493,272)   (6,738,918)
                                           ---------      ---------       ---------     ---------
Net (decrease) increase in partners'
 capital resulting from operations       $(2,964,489)   $(1,304,662)    $(6,054,701)  $   545,182
                                           =========      =========       =========     =========
Net (decrease) increase in partners'
 capital resulting from
 operations per Unit                     $     (6.09)   $     (2.58)    $    (12.28)  $      1.85
                                           =========      =========       =========     =========






















The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                    For the Nine Months Ended September 30,
                                    --------------------------------------
                                             2001                2000
                                          ----------         ----------
Net (decrease) increase in partners'
 capital resulting from operations     $(6,054,701)        $   545,182

Adjustments to reconcile (decrease)
 increase in partners' capital
 resulting from operations to net
 cash used by operating activities:
 Net realized loss (gain) from sales
  of equity investments                    346,759          (6,829,775)
 Realized loss from equity
  investment write off                   1,493,088                  --
 Realized gain from venture capital
  limited partnership investments         (295,343)           (812,264)
 Net decrease in unrealized
  appreciation:
   Equity investments                    3,340,777           2,015,308
   Notes receivable                        152,495           4,723,610
 Increase in accrued interest on
  notes receivable                         (13,226)           (718,055)
 Increase (decrease) in due
  to related parties                        42,633             (13,938)
 Decrease in accounts payable and
  accrued expenses                         (30,327)             (9,315)
 Other changes, net                         (1,941)             (7,671)
                                         ---------           ---------
Net cash used by operating activities   (1,019,786)         (1,106,918)
                                         ---------           ---------
Cash flows from investing activities:
 Purchase of equity investments           (108,000)           (350,617)
 Notes receivable issued                  (250,000)         (4,013,615)
 Repayments of notes receivable            197,281               7,892
 Proceeds from sales of equity
  investments                              357,713           8,401,041
 Distributions from venture capital
  limited partnership investments            4,888             350,819
                                         ---------           ---------
Net cash provided by investing
 activities                                201,882           4,395,520
                                         ---------           ---------
Cash flows from financing activities:
 Repayment of short-term borrowings     (1,100,000)                --
 Distributions to General Partners              --          (1,314,295)
                                         ---------           ---------
Net cash used by financing activities   (1,100,000)         (1,314,295)
                                         ---------           ---------

STATEMENTS OF CASH FLOWS (unaudited)(continued)
-----------------------------------------------

Net (decrease) increase in cash
  and cash equivalents                  (1,917,904)          1,974,307

Cash and cash equivalents at
  beginning of year                      2,182,634             677,285
                                         ---------           ---------
Cash and cash equivalents              $   264,730         $ 2,651,592
  at September 30                        =========           =========





































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

On September 7, 2001, the Limited Partners voted to extend the term of the Partnership from December 31, 2001 to December 31, 2002, and for up to three one-year extensions through December 31, 2005 at the discretion of the Partnership's Management Committee.

2.     Future of Partnership Operations
       --------------------------------

The Managing General Partners have determined that the Partnership's cash position as of September 30, 2001 may be inadequate to meet future liquidity needs. In response, the Management Committee has directed management to liquidate the smaller holdings in the portfolio and conserve cash while simultaneously taking advantage of any liquidity events for the companies in the portfolio. While the Managing General Partners expect cash received from the future liquidation of partnership investments and future short-term borrowings will provide the necessary liquidity to fund partnership operations, the Partnership may be dependent upon the financial support of the Managing General Partners to fund operations if future proceeds are not received timely.

Although the Managing General Partners have committed to support the Partnership's working capital requirements through short-term advances as necessary, the uncertainties arising from the current liquidity position of the Partnership raise substantial doubt about the Partnership's ability to continue as a going concern. The accompanying interim financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Partnership has been advised by its independent public accountants that should the uncertainty surrounding the Partnership's future operations remain unresolved at year-end, their report on those financial statements will be modified for that contingency.

3.     Provision for Income Taxes
       --------------------------

No provision for income taxes has been made by the Partnership as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

The accompanying financial statements are prepared using accounting principles generally accepted in the United States which may not equate to tax accounting. The cost of investments on a tax basis at September 30, 2001 and December 31, 2000, was $8,226,300 and $9,550,517, respectively.
At September 30, 2001 and December 31, 2000, gross unrealized depreciation on investments based on cost for federal income tax purposes was as follows:

                                      September 30,  December 31,
                                          2001           2000
                                      ------------   ------------
Unrealized appreciation               $ 1,385,689    $ 6,347,406
Unrealized depreciation                (5,675,274)    (6,734,776)
                                        ---------      ---------
Net unrealized depreciation           $(4,289,585)   $  (387,370)
                                        =========      =========

4.     Related Party Transactions
       --------------------------

Related party costs are included in investment expenses shown on the Statements of Operations. Related party costs for the nine months ended September 30, 2001 and 2000 were as follows:

                                                 2001          2000
                                               --------      --------
   Management fees                            $ 61,640      $158,992
   Individual General Partners' compensation    55,206        34,691
   Reimbursable operating expenses             597,446       630,730


Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual periodically. Amounts due to related parties for such expenses were $98,628 and $48,962 at September 30, 2001 and December 31, 2000,
respectively.

Management fees due to the Managing General Partners were $5,902 and $12,935 at September 30, 2001 and December 31, 2000, respectively, and were included in due to related parties.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. Any such profit is allocated amongst the Partnership and affiliated partnerships based upon their proportionate investment in the portfolio company. At September 30, 2001, the Partnership and affiliated partnerships had an indirect interest in non-transferable Physiometrix, Inc. options at an exercise price higher than the current market value. At September 30, 2001, the Partnership and affiliated partnerships had an indirect interest in non-transferable Endocare, Inc. and Genstar Therapeutics Corporation options with a fair value of $219,419.

5.     Equity Investments
       ------------------

All investments are valued at fair value as determined in good faith by the Managing General Partners.

Marketable Equity Securities
----------------------------

At September 30, 2001 and December 31, 2000, marketable equity securities had aggregate costs of $464,958 and $878,976, respectively, and aggregate fair values of $189,161 and $2,125,566, respectively. The net unrealized loss at September 30, 2001 and net unrealized gain at December 31, 2000 included gross gains of $80,605 and $1,966,939, respectively.

Restricted Securities
---------------------

At September 30, 2001 and December 31, 2000, restricted securities had aggregate fair values of $3,631,702 and $6,817,329, respectively, representing 89.7 percent and 67.5 percent, respectively, of the net assets of the Partnership.

Significant purchases and sales of equity investments during the nine months ended September 30, 2001 are as follows:

Adesso Healthcare Technology Services, Inc.
-------------------------------------------

The company ceased operations during the quarter and the Partnership is not expecting any return on its investment. Preferred shares and convertible notes totaling $1,493,088 were written off as of September 30, 2001.

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

Periodontix, Inc.
-----------------

The assets of the company have been acquired by Demegen, Inc. effective July 16, 2001. The fair value of the Partnership's expected proceeds is approximately $24,494.

Sanarus Medical, Inc.
---------------------

In April 2001, the Partnership issued a convertible bridge loan for $55,000 to the company.

In July 2001, the company converted the $55,000 note to 31,865 shares of Series B Preferred stock and paid the Partnership $1,013 for the accrued interest.

Sonic Innovations, Inc.
-----------------------

In September 2001, the Partnership sold its entire investment in the company for proceeds of $51,728 and realized a loss of $40,000.

Sunpower Corporation
--------------------

In September 2001, the Partnership issued a convertible bridge loan for $50,000 to the company. The note bears interest at 6 percent and is due in February 2002.

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

In the nine months ended September 30, 2001, the Partnership recorded a $657,144 decrease in fair value primarily as a result of the above distributions and a net decrease in the fair value of the underlying investments of the partnerships.

Other Equity Investments
------------------------

Other significant changes reflected in the Statements of Investments relate to market value fluctuations for publicly-traded portfolio companies or changes in the fair value of private companies as determined in accordance with the policy described in Note 1 to the financial statements included in the Partnership's December 31, 2000 Form 10-K.

6.     Notes Receivable
       ----------------

Activity from January 1 through September 30 consisted of:

                                                 2001          2000
                                               --------      --------
Balance at January 1                          $ 220,252    $  221,307

  Notes receivable issued                       250,000     4,013,615
  Repayments of notes receivable               (197,281)       (7,892)
  Change in accrued interest receivable          (4,624)      715,833
  Net increase in unrealized depreciation of
   notes receivable                            (152,495)   (4,723,610)
                                                -------     ---------
Balance at September 30                       $ 115,852    $  219,253
                                                =======     =========

The interest rate on notes receivable at September 30, 2001 ranged from 12 percent to 50 percent. All notes are due on demand with the exception of $12,558, due 2004.

In February 2001, the Partnership issued a secured note for $250,000 to Thermatrix Inc. The note bears interest at 12 percent and is due on demand.

7.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at September 30, 2001 and December 31, 2000 consisted of:

                                                 2001             2000
                                                ------           ------
Demand accounts                               $ 19,564        $   53,510
Money-Market accounts                          245,166         1,029,124
Cash pledged as collateral for
 short-term borrowings                              --         1,100,000
                                               -------         ---------
     Total                                    $264,730        $2,182,634
                                               =======         =========

8.     Distributions
       -------------

In the quarter ended June 30, 2000, a quarterly tax distribution totaling $1,314,295 was declared and paid to the General Partners. There were no distributions in the nine months ended September 30, 2001.

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

10.    Commitments and Contingencies
       -----------------------------

From time to time the Partnership becomes a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized. As they do not represent current outstanding balances, these unfunded commitments are not recognized in the financial statements. At September 30, 2001, there were no unfunded investment commitments.

In October 2000, Kanematsu Corporation, a creditor of one of the Partnership's portfolio companies, initiated an arbitration proceeding against the Partnership, two affiliated partnerships, and a fourth co-investor. Kanematsu is seeking to recover $2,000,000, the purchase price in a contract by which the Partnership and the other entities are alleged to have agreed to purchase certain debt securities of the portfolio company from Kanematsu. The Partnership and affiliated partnerships have asserted counterclaims against Kanematsu. This matter is currently in arbitration and a final decision may be made in December 2001. The Partnership intends to defend its position vigorously in this arbitration. It is the Managing General Partners' belief that the Partnership will ultimately prevail in this matter, although there can be no assurance in this regard. Accordingly, the Partnership has not accrued any liability associated with the arbitration proceeding, but has incurred associated legal expenses.

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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Managing General Partners have determined that the Partnership's cash position as of September 30, 2001 may be inadequate to meet future liquidity needs. In response, the Management Committee has directed management to liquidate the smaller holdings in the portfolio and conserve cash while simultaneously taking advantage of any liquidity events for the companies in the portfolio. While the Managing General Partners expect cash received from the future liquidation of partnership investments and future short-term borrowings will provide the necessary liquidity to fund partnership operations, the Partnership may be dependent upon the financial support of the Managing General Partners to fund operations if future proceeds are not received timely.

Although the Managing General Partners have committed to support the Partnership's working capital requirements through short-term advances as necessary, the uncertainties arising from the current liquidity position of the Partnership raise substantial doubt about the Partnership's ability to continue as a going concern. The accompanying interim financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Partnership has been advised by its independent public accountants that should the uncertainty surrounding the Partnership's future operations remain unresolved at year-end, their report on those financial statements will be modified for that contingency.

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

During the nine months ended September 30, 2001, net cash used by operating activities totaled $1,019,786. The Partnership paid management fees of $68,673 to the Managing General Partners and reimbursed related parties for other investment expenses of $547,780. In addition, $55,206 was paid to the Individual General Partners as compensation for their services. The Partnership paid other investment expenses and interest expense of $386,230 and $24,842, respectively. Interest income of $62,945 was received.

During the nine months ended September 30, 2001, the Partnership issued $250,000 in notes receivable to a portfolio company in the environmental industry and funded equity investments of $108,000 primarily to portfolio companies in the environmental and medical/biotechnology industries. Proceeds from the sales of equity investments were $357,713 and repayments of notes receivable were $197,281. Cash distributions of $4,888 were received from venture capital limited partnership investments. Repayments of short-term borrowings totaled $1,100,000. At September 30, 2001, there were no unfunded commitments.

Cash and cash equivalents at September 30, 2001, were $264,730. Future proceeds from investment sales and future short-term borrowings along with Managing General Partner support are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net decrease in partners' capital resulting from operations was $2,964,489 for the quarter ended September 30, 2001, compared to a net decrease in partners' capital resulting from operations of $1,304,662 for the same period in 2000.

Net unrealized depreciation on notes receivable was $4,878,550 and $4,878,398 at September 30, 2001 and June 30, 2001, respectively. During the quarter ended September 30, 2001, the net increase in unrealized depreciation of notes receivable was $152. During the quarter ended September 30, 2000 the Partnership recorded a $3,751,631 decrease in the fair value of notes receivable related to a portfolio company in the computer equipment, systems and software industry.

For the quarter ended September 30, 2001, net realized loss from equity investment sales of $40,000 related to the sale of Sonic Innovations, Inc. Realized gains from equity sales totaled $3,427,177 in the quarter ended September 30, 2000 and primarily related to the sale of Physiometrix, Inc

During the quarter ended September 30, 2001, realized loss from equity investment write offs totaled $1,493,088. This amount relates to the write off of Adesso Healthcare Technology Services, Inc. See Note 5 to the financial statements. There were no write offs during the same period in 2000.

During the quarter ended September 30, 2001, interest income was $16,585. For the quarter ended September 30, 2000, interest income was $463,423. The decrease was primarily the result of secured notes receivable being placed on non-accrual status on September 30, 2000.

Net unrealized depreciation on equity investments was $1,712,334 at September 30, 2001, compared to net unrealized depreciation of $619,257 at June 30, 2001. During the quarter ended September 30, 2001, the Partnership recorded an increase in net unrealized depreciation on equity investments of $1,093,077 compared to a decrease in net unrealized appreciation of $1,250,275 during 2000. The change in 2001 was primarily attributable to decreases in the market prices of publicly-traded portfolio companies in the medical/biotechnology industry, partially offset by the write off of Adesso Healthcare Technology Services, Inc. In 2000, the decrease in unrealized appreciation was primarily attributable to decreases in the value of portfolio companies in the medical/biotechnology industry, partially offset by increases in the environmental industry.

During the quarter ended September 30, 2001, there were no net realized gains from venture capital limited partnership investments. During the same period in 2000, there were gains of $132,000. The gains represented distributions from profits of venture capital limited partnership investments.

Total investment expenses were $354,757 and $325,356 for the quarters ended September 30, 2001 and 2000, respectively. The increase is primarily attributable to increased administrative and investor services costs and professional fees partially offset by decreased investment monitoring activity and management fees.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

Current nine months compared to corresponding nine months in the preceding
--------------------------------------------------------------------------
year
----

Net decrease in partners' capital resulting from operations was $6,054,701 for the nine months ended September 30, 2001, compared to a net increase in partners' capital resulting from operations of $545,182 for the same period in 2000.

For the nine months ended September 30, 2001, net realized loss from equity investment sales of $346,759 primarily related to the sale of Efficient Networks, Inc. Net realized gain from sales of equity investments was $6,829,775 for the nine months ended September 30, 2000, and primarily related to the sale of Inhale Therapeutic Systems, Inc. and Physiometrix, Inc.

Net unrealized depreciation on notes receivable was $4,878,550 and $4,726,055 at September 30, 2001 and December 31, 2000, respectively. During the nine months ended September 30, 2001, the net increase in unrealized depreciation of notes receivable of $152,495 was primarily attributable to a decrease in the fair value of notes issued to Thermatrix Inc. During the nine months ended September 30, 2000, the Partnership recorded a $4,723,610 decrease in the fair value of notes receivable related to a portfolio company in the computer equipment, systems and software industry.

During the nine months ended September 30, 2001, realized loss from equity investment write offs totaled $1,493,088. This amount related to the write off of Adesso Healthcare Technology Services, Inc. See Note 5 to the financial statements. There were no write offs during the same period in 2000.

Net unrealized depreciation on equity investments was $1,712,334 at September 30, 2001, compared to net unrealized appreciation of $1,628,443 at December 31, 2000. During the nine months ended September 30, 2001, the Partnership recorded an increase in net unrealized depreciation on equity investments of $3,340,777 compared to a decrease in net unrealized appreciation of $2,015,308 during 2000. The change in 2001 was primarily attributable to decreases in the market prices of publicly-traded portfolio companies in the medical/biotechnology industry, partially offset by the write off of Adesso Healthcare Technology Services, Inc. In 2000, the decrease in net unrealized appreciation was mainly attributable to decreases in the value of the Partnership's marketable equity securities and the fair value of the Partneship's investments in restricted securities.

During the nine months ended September 30, 2001, interest income was $76,171. For the nine months ended September 30, 2000, interest income was $770,312. The decrease was primarily the result of secured notes receivable being placed on non-accrual status on September 30, 2000.

During the nine months ended September 30, 2001, the Partnership recorded net realized gains from venture capital limited partnership investments of $295,343. During the same period in 2000, there were gains of $812,264. The gains represented distributions from profits of venture capital limited partnership investments.

Total investment expenses were $1,093,096 and $1,128,251 for the nine months ended September 30, 2001 and 2000, respectively. The decrease is primarily attributable to decreased investment monitoring activity and management fees, partially offset by increased administrative and investor services costs and professional fees.

II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
------   ---------------------------------------------------

A special meeting of the Limited Partners of the Partnership was held on September 7, 2001. At that meeting, the Limited Partners elected to extend the term of the Partnership to December 31, 2002, and authorized the Partnership's Management Committee to extend the Partnership for up to three one-year additional terms. (366,903 Units voting for, 26,243 Units voting against and 6,854 Units abstaining) No other matters were voted on at this meeting.

Item 6.   Exhibits and Reports on Form 8-K
------    --------------------------------

(a) On August 8, 2001, the Partnership filed its Amended and Restated Limited Partnership Agreement on Form 8-K.

(b) On September 27, 2001, the Partnership filed its Amended and Restated Limited Partnership Agreement on Form 8-K.

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

                         TECHNOLOGY FUNDING VENTURE PARTNERS IV,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              TECHNOLOGY FUNDING LTD.
                              Managing General Partners




Date:  November 8, 2001    By:         /s/Charles R. Kokesh
                               --------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Limited