Form 10-K
period 2001-12-31
TECHNOLOGY FUNDING VENTURE PARTNERS IV
filed 2002-03-22
CIK 826595

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934

                 For The Year Ended December 31, 2001

                                 OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

              For the transition period from N/A to N/A
                                             ---    ---

                      Commission File No. 814-55

TECHNOLOGY FUNDING VENTURE PARTNERS IV, AN AGGRESSIVE GROWTH FUND, L.P.
-----------------------------------------------------------------------
         (Exact name of Registrant as specified in its charter)

          DELAWARE                            94-3054600
-------------------------------    ----------------------------------
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
incorporation or organization)

1035 Suncast Lane, Suite 122
Eldorado Hills, California                                   95762
---------------------------------------                     --------
(Address of principal executive offices)                   (Zip Code)

                             (916) 941-7550
            --------------------------------------------------
           (Registrant's telephone number, including area code)

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

Technology Funding Venture Partners IV, An Aggressive Growth Fund, L.P. (the Partnership or the Registrant) is a limited partnership organized under the laws of the State of Delaware on December 4, 1986. For the period from December 5, 1986, through November 14, 1988, the Partnership was inactive. The Partnership filed a registration statement with the Securities and Exchange Commission on November 14, 1988, and commenced selling Units of limited partnership interest (Units) in January 1989. On February 16, 1989, the minimum number of Units required to commence Partnership operations (15,000) had been sold. The offering terminated with 400,000 Units sold on September 14, 1990. The Partnership's original contributed capital was $40,034,891, consisting of $39,994,896 from Limited Partners for 400,000 Units and $39,995 from the General Partners, Technology Funding Ltd. (TFL) and Technology Funding Inc. (TFI). The General Partners do not own any Units.

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

The Partnership has elected to be a business development company under the Investment Company Act of 1940, as amended (the Act), and operates as a nondiversified investment company, as defined in the Act. The Partnership's term was extended for a two-year period to December 31, 1999, pursuant to unanimous approval by the Management Committee on December 5, 1997. In April 1999, the Management Committee further extended the term of the Partnership to December 31, 2001. At a special meeting on September 7, 2001, the Limited Partners elected to extend the term of the Partnership to December 31, 2002. On March 15, 2002, the Management Committee unanimously approved a one-year extension of the Partnership to December 31, 2003.

Item 2.  PROPERTIES
------   ----------

The Registrant has no material physical properties.

Item 3.  LEGAL PROCEEDINGS
------   -----------------

In October 2000, Kanematsu Corporation, a creditor of one of the Partnership's portfolio companies, initiated an arbitration proceeding against the Partnership, two affiliated partnerships, and a fourth co-investor. Kanematsu was seeking to recover $2,000,000, the purchase price in a contract by which the Partnership and the other entities were alleged to have agreed to purchase certain debt securities of the portfolio company from Kanematsu. The Partnership and affiliated partnerships asserted counterclaims against Kanematsu. On February 12, 2002, the Partnership, affiliated partnerships and the co-investor were awarded $4,000,000 and all of Kanematsu's claims were denied. The award is in full settlement of all claims and counterclaims. Kanematsu has indicated that it will petition for reconsideration and, if necessary, will appeal.

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

        (b) At December 31, 2001 there were 7,862 record holders of
            Units.

        (c) The Registrant, being a partnership, does not pay dividends. Cash distributions, however, may be made to the partners pursuant to the Partnership Agreement.

Item 6.  SELECTED FINANCIAL DATA
------   -----------------------

                                               For the Years Ended and As of December 31,
                                    ---------------------------------------------------------------
                                     2001           2000          1999          1998          1997
                                    ------         ------        ------        ------        ------
Total investment income        $    78,566   $   803,943   $    46,467   $   119,497   $   148,931
Net investment loss             (1,488,740)   (1,647,314)   (1,176,106)   (1,461,264)   (1,320,606)
Net realized gain from
 venture capital limited
 partnership investments           295,343       911,025       982,946            --       524,939
Net realized (loss) gain from
 sales of equity investments      (346,759)    6,687,582      (663,218)      178,402     7,699,981
Recoveries from investments
 previously written off             47,540            --            --         3,650            --
Realized losses from
 impairment write-downs         (1,615,883)   (4,119,073)       (2,615)     (422,261)   (3,768,897)
(Decrease) increase in
 unrealized appreciation
 (depreciation):
  Equity investments            (3,171,163)   (1,875,962)      405,078     1,358,307   (15,263,861)
  Notes receivable                (158,807)   (4,726,055)           --            --            --
Net decrease in partners'
 capital resulting from
 operations                     (6,438,469)   (4,769,797)     (453,915)     (343,166)  (12,128,444)
Net decrease in partners'
 capital resulting from
 operations per Unit (1)            (13.08)        (8.97)        (0.57)        (0.67)       (24.28)
Total assets                     3,991,947    11,348,815    16,319,765    17,073,958    23,069,679
Distributions declared                  --     1,314,295            --     2,370,130     4,000,000
Distributions declared
 per Unit (2)                           --            --            --          4.39          8.86

(1) See Notes 1 and 3 to the Financial Statements for a description of the method of calculation of net decrease in partners' capital from operations per Unit.

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

For the year ended December 31, 2001, net cash used by operating activities totaled $1,320,089. The Partnership paid management fees of $78,077 to the Managing General Partners and reimbursed related parties for operating expenses of $579,939 in 2001. In addition, $72,339 was paid to the Individual General Partners as compensation for their services. Other operating expenses of $628,720 were paid, interest paid on short-term borrowings was $24,842 and interest income of $63,828 was received.

For the year ended December 31, 2001, the Partnership funded equity investments of $108,000, primarily to portfolio companies in the medical/biotechnology and environmental industries, and issued notes receivable of $250,000 to a portfolio company in the environmental industry. Proceeds from sales of equity investments were $357,713 and repayments of notes receivable provided cash of $197,281. The Partnership received cash distributions from venture capital limited partnerships totaling $4,888 and recovered $47,540 from an investment that had been previously written off. The Partnership repaid $1,100,000 in short-term borrowings.

Cash and cash equivalents at December 31, 2001, were $11,967. In January 2002, the Partnership borrowed $1,188,000 from a financial institution and pledged it's shares in Endocare, Inc. and Genstar Therapeutic Corporation as collateral. The note bears interest at the London Interbank Offered Rate plus
1.5 percent, which is payable quarterly. The outstanding principal and any remaining accrued interest are due December 30, 2004. Future proceeds from short-term borrowings, investment sales and interest income on short-term investments are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

2001 compared to 2000
---------------------

Net decrease in partners' capital resulting from operations was $6,438,469 in 2001 compared to $4,769,797 in 2000. The change was primarily due to a decrease in net realized gains from sales of equity investments, increased unrealized depreciation on equity investments, decreased investment income and a decrease in realized gain from venture capital limited partnership investments, partially offset by decreased unrealized depreciation on notes receivable, a decrease in realized losses from impairment write-downs on investments and decreased operating expenses.

Net realized loss from sales of equity investments totaled
$346,759 in 2001 and primarily related to the sale of Efficient Networks, Inc. During 2000, net realized gain from sales of equity investments of $6,687,582 primarily resulted from the sale of Inhale Therapeutic Systems, Inc. and Physiometrix, Inc.

Unrealized depreciation on equity investments was $1,542,720 at December 31, 2001 as compared to unrealized appreciation of $1,628,443 at December 31, 2000. During the year ended December 31, 2001, the increase in net unrealized depreciation on equity investments of $3,171,163 was primarily attributable to decreases in the market prices of publicly-traded portfolio companies in the medical/biotechnology industry, partially offset by the write off of Adesso Healthcare Technology Services, Inc. During 2000, the decrease in unrealized appreciation of equity investments of $1,875,962 was primarily attributable to the sale of equity investments resulting in a $1,498,346 decrease in unrealized appreciation as the appreciation was realized upon sale along with additional decreases in the value of the Partnership's marketable equity securities and the fair value of the partnership's investments in restricted securities. The decrease was partially offset by increases in portfolio companies in the medical/biotechnology industry and the venture capital limited partnerships and a $2,047,313 increase due to the write-down of Thermatrix Inc.

During 2001, interest income was $78,566. In 2000, interest income of $803,943 was primarily the result of interest earned on secured notes receivable and higher cash balances.

During 2001, the Partnership recorded net realized gains from venture capital limited partnership investments of $295,343 as compared to gains of $911,025 during 2000. The gains represented distributions from profits of venture capital limited partnerships.

Unrealized depreciation on notes receivable investments was $4,884,862 and $4,726,055 at December 31, 2001 and 2000,
respectively. During the year ended December 31, 2001, the net increase in unrealized depreciation of notes receivable of $158,807 was primarily attributable to a decrease in the fair value of notes issued to Thermatrix Inc. During the year ended December 31, 2000, the Partnership recorded unrealized depreciation on notes receivable of $4,726,055 primarily related to loans made to Sutmyn Storage Corporation, a portfolio company in the computer equipment, systems and software industry.

During 2001, the Partnership recorded realized losses from impairment write-downs on investments of $1,615,883, which represents the Partnership's total investments in Adesso Healthcare Technology Services, Inc. and Ascent Logic Corporation. Adesso ceased operations in the third quarter of 2001 and Ascent has also ceased operations. During 2000, the Partnership recorded realized losses from impairment write-downs on investments of $4,119,073, which represents the Partnership's total investment in Biex, Inc. and its existing equity investment in Thermatrix Inc. Biex, Inc. suspended operations in November 2000 after it was unable to obtain additional funding.

Investment expenses were $1,567,306 and $2,451,257 for 2001 and 2000, respectively. In the second quarter of 2000, the Managing General Partners billed the Partnership an additional $170,464 for investment management expenses incurred by the General Partners in 1998 and 1999, but not previously billed to the Partnership. In the fourth quarter of 2000, the Managing General Partners billed the Partnership an additional $658,486 for operating expenses relating to prior years that had not been fully recovered as permitted by the Partnership Agreement. If these expenses had been billed in prior years, investment expenses for 2000 would have been $1,622,307. The decrease from 2000 to 2001 is primarily due to decreased management fees and personnel costs, partially offset by increased professional fees due to the Kanematsu arbitration and increased interest expense.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

2000 compared to 1999
---------------------

Net decrease in partners' capital resulting from operations was $4,769,797 in 2000 compared to $453,915 in 1999. The change was primarily due to increased unrealized depreciation on notes receivable investments, an increase in realized losses from impairment write-downs on investments, decreased unrealized appreciation on equity investments and increased investment expenses, partially offset by an increase in net realized gains from sales of equity investments and increased interest income.

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

During 2000, the Partnership recorded realized losses from impairment write-downs on investments of $4,119,073, which represents the Partnership's total investment in Biex, Inc. and its existing equity investment in Thermatrix Inc. Biex, Inc. suspended operations in November 2000 after it was unable to obtain additional funding. Thermatrix Inc.'s existing equity has no value under the reorganization plan approved by the bankruptcy court in December 2000. There were $2,615 in realized losses from impairment write-downs in 1999.

Unrealized appreciation on equity investments was $1,628,443 and $3,504,405 at December 31, 2000 and 1999, respectively. During 2000, the decrease in unrealized appreciation of equity investments of $1,875,962 was primarily attributable to the sale of equity investments resulting in a $1,498,346 decrease in unrealized appreciation as the appreciation was realized upon sale along with additional decreases in the value of the Partnership's marketable equity securities and the fair value of the partnership's investments in restricted securities. The decrease was partially offset by increases in portfolio companies in the medical/biotechnology industry and the venture capital limited partnerships and a $2,047,313 increase due to the write-down of Thermatrix Inc. In 1999, the increase in unrealized appreciation of $405,078 was primarily attributable to increases in portfolio companies in the medical/biotechnology, communications and information technology industries, partially offset by a decrease in a portfolio company in the environmental industry.

Investment expenses were $2,451,257 and $1,222,573 for 2000 and 1999, respectively. In the second quarter of 2000, the Managing General Partners billed the Partnership an additional $170,464 for investment management expenses incurred by the General Partners in 1998 and 1999, but not previously billed to the Partnership. In the fourth quarter of 2000, the Managing General Partners billed the Partnership an additional $658,486 for operating expenses relating to prior years that had not been fully recovered as permitted by the Partnership Agreement. If these expenses had been billed in prior years, investment expenses for 2000 and 1999 would have been $1,622,307 and $1,524,082, respectively. In December 2000, the Limited Partners of the Partnership approved an amendment to the Partnership Agreement so that the salary and benefits of a controlling person of a Managing General Partner directly involved in carrying out the business of the Partnership are expenses of the Partnership. This resulted in additional operating expenses in 2000 of $58,052.

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



Item 8.  FINANCIAL STATEMENTS
------   --------------------

The financial statements of the Registrant are set forth in
Item 14.


Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
------   ------------------------------------------------
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


Item 11. EXECUTIVE COMPENSATION
-------  ----------------------

As a partnership, the Registrant has no officers or directors. In 2001, the Partnership incurred $72,144 in management fees. The fees are designed to compensate the Managing General Partners for General Partner Overhead incurred in performing management duties for the Partnership. General Partner Overhead (as defined in the Partnership Agreement) includes the General Partners' share of rent, utilities, property taxes and the cost of capital equipment and the general and administrative expenses paid by the Managing General Partners in performing their obligations to the Partnership. As compensation for their services, the Individual General Partners each receive $10,000 annually, plus $1,000 and related expenses for each meeting of the Management Committee and committees thereof. In 2001, $72,339 of such fees and expenses were paid.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
-------  ---------------------------------------------------
MANAGEMENT
----------

Not applicable. No Limited Partner beneficially holds more than 5 percent of the aggregate number of Units held by all Limited Partners, and neither the Managing General Partners nor any of their officers, directors or partners own any Units. The three Individual General Partners each own 20 Units. The Management Committee controls the affairs of the Partnership pursuant to the Partnership Agreement.

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

                               PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
-------  ------------------------------------------------------
         FORM 8-K
         --------

        (a) List of Documents filed as part of this Annual Report on Form 10-K

             (1) Financial Statements - the following financial statements are filed as a part of this Report:

                  Report of Independent Public Accountants as of and
                    for the years ended December 31, 2001 and 2000
                  Independent Auditors' Report for the
                    year ended December 31, 1999
                  Balance Sheets as of December 31, 2001
                    and 2000
                  Statements of Investments as of
                    December 31, 2001 and 2000
                  Statements of Operations for the years
                    ended December 31, 2001, 2000 and 1999
                  Statements of Partners' Capital for the years
                    ended December 31, 2001, 2000 and 1999
                  Statements of Cash Flows for the years
                    ended December 31, 2001, 2000 and 1999
                  Notes to Financial Statements

             (2)  Financial Statement Schedules

                  All schedules have been omitted because they are not applicable or the required information is included in the financial statements or the notes thereto.

             (3)  Exhibits

                  None

         (b)  Reports on Form 8-K

             (1)  On August 8, 2001, the Partnership filed its
                  Amended and Restated Limited Partnership Agreement on Form 8-K.

             (2) On September 27, 2001, the Partnership filed its Amended and Restated Limited Partnership Agreement on Form 8-K.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
----------------------------------------




To the Partners of
     Technology Funding Venture Partners IV,
      an Aggressive Growth Fund, L.P.:

We have audited the accompanying balance sheets of Technology Funding Venture Partners IV, an Aggressive Growth Fund, L.P. (a Delaware limited partnership) (the Fund), including the statements of investments, as of December 31, 2001 and 2000, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included physical inspection of securities owned as of December 31, 2001 and 2000. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Funding Venture Partners IV, an Aggressive Growth Fund, L.P. as of December 31, 2001 and 2000, and the results of its operations, changes in partners' capital, and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.








Los Angeles, California                    /S/ARTHUR ANDERSEN LLP
March 15, 2002

                     INDEPENDENT AUDITORS' REPORT
                     ----------------------------

The Partners
Technology Funding Venture Partners IV, An Aggressive Growth Fund, L.P.:


We have audited the accompanying statements of operations, partners' capital, and cash flows of Technology Funding Venture Partners IV, An Aggressive Growth Fund, L.P. (a Delaware limited partnership) for the year December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Technology Funding Venture Partners IV, An Aggressive Growth Fund, L.P. for the year December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.





Albuquerque, New Mexico                               /S/KPMG LLP
March 29, 2000

BALANCE SHEETS
--------------

                                                   December 31,
                                            ------------------------
                                             2001              2000
                                            ------            ------
ASSETS

Investments:
  Equity investments (cost basis of
   $5,411,903 and $7,314,452 for
   2001 and 2000, respectively)         $3,869,183      $ 8,942,895
  Notes receivable, net (cost basis
   of $4,994,413 and $4,946,307 for
   2001 and 2000, respectively)            109,551          220,252
                                         ---------       ----------
       Total investments                 3,978,734        9,163,147

Cash and cash equivalents                   11,967        2,182,634
Other assets                                 1,246            3,034
                                         ---------       ----------
       Total assets                     $3,991,947      $11,348,815
                                         =========       ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses   $   89,601      $    78,885
Due to related parties                     237,830           61,897
Short-term borrowings                           --        1,100,000
Other liabilities                               --            5,048
                                         ---------       ----------
       Total liabilities                   327,431        1,245,830

Commitments and contingencies

Partners' capital
 (400,000 Limited Partner Units
  outstanding)                           3,664,516       10,102,985
                                         ---------       ----------
       Total liabilities and
        partners' capital               $3,991,947      $11,348,815
                                         =========       ==========


The accompanying notes are an integral part of these financial statements.

STATEMENTS OF INVESTMENTS
-------------------------

                                         Principal
                                         Amount or   December 31, 2001       December 31, 2000
Industry                                 Shares at   -----------------       -----------------
(1)                         Investment  December 31, Cost       Fair         Cost        Fair
Company           Position  Date          2001       Basis      Value        Basis       Value
-------------     --------  ----------  -----------  -----      -----        -----       -----

Equity Investments
------------------

Communication
-------------
3.1% and 1.0% at December 31, 2001 and 2000, respectively
----------------------------------------------------------
Efficient          Common
 Networks, Inc.    shares       2000          -- $        -- $       -- $   414,018 $   64,353
VOIS, Inc.         Other        1999-
                   investment   2000     $10,911      10,911         --       7,966          0
iVillage, Inc.     Common       1996-
                   shares       2000      60,848     411,165    115,611     411,165     40,481
                                                  ----------  ---------  ----------  ---------
                                                     422,076    115,611     833,149    104,834
                                                  ----------  ---------  ----------  ---------

Computer Equipment, Systems and Software
----------------------------------------
0.0% and 0.0% at December 31, 2001 and 2000, respectively
---------------------------------------------------------
Ascent Logic       Preferred
 Corporation (a)   shares       1992          --          --         --      99,000      3,723
Ascent Logic       Common
 Corporation (a)   shares       1997          --          --         --      23,795      1,276
----------  ---------  ----------  ---------
                                                          --         --     122,795      4,999
                                                  ----------  ---------  ----------  ---------

STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Environmental
-------------
28.4% and 9.8% at December 31, 2001 and 2000, respectively
----------------------------------------------------------
SunPower
 Corporation       Preferred    1990-
 (a) (b)           shares       1994   1,013,637   1,179,051    988,296   1,179,051    988,296
SunPower           Common Share
 Corporation       warrant
 (a) (b)           at $.06;
                   expiring
                   2005         2000     469,455           0          0           0          0
SunPower
 Corporation       Convertible
 (a) (b)           note (2)     2001     $50,000      50,790     50,790          --         --
Triangle
 Biomedical        Common
 Sciences, Inc.(a) shares       1999         366      10,248      1,025      10,248      3,587
Triangle           Common share
 Biomedical        warrant
 Sciences, Inc.(a) at $28.00;
                   expiring
                   2009         1999         366         366         37         366        128
                                                  ----------  ---------  ----------  ---------
                                                   1,240,455  1,040,148   1,189,665    992,011
                                                  ----------  ---------  ----------  ---------
Information Technology
----------------------
5.1% and 1.9% at December 31, 2001 and 2000, respectively
----------------------------------------------------------
WorldRes, Inc.     Preferred    1997-
 (a) (b)           shares       1999     155,918     619,687    187,102     619,687    187,102

STATEMENTS OF INVESTMENTS (continued)
------------------------------------

WorldRes, Inc.     Preferred
 (a) (b)           share
                   warrants
                   at $3.70
                   expiring
                   2002         1997       2,280          82          0          82          0
                                                  ----------  ---------  ----------  ---------
                                                     619,769    187,102     619,769    187,102
                                                  ----------  ---------  ----------  ---------

Medical/Biotechnology
---------------------
46.4% and 60.8% at December 31, 2001 and 2000, respectively
-----------------------------------------------------------
Adesso Healthcare
 Technology
 Services, Inc.    Preferred    1997-
 (a) (b)           shares       2000          --          --         --   1,205,257          0
Adesso Healthcare
 Technology
 Services, Inc.    Convertible
 (a) (b)           note (2)     2000          --          --         --     272,228    204,171
Endocare, Inc.     Common       1996-
 (b) (c)           shares       2000      49,764     163,874    446,135     163,874    317,246
Genstar
 Therapeutic
 Corporation       Common
 (b) (c)           share        1999     438,366     320,242    541,382     320,242  2,137,034
Genstar            Common
 Therapeutic       share
 Corporation (b)   warrants at
                   $0.30-$0.74;
                   expiring     1998-
                   2005-2006    1999     291,667           0    288,959           0  1,350,627
Molecular
 Geriatrics        Common
 Corporation (a)   shares       1993      23,585     125,000      2,123     125,000     16,510

STATEMENTS OF INVESTMENTS (continued)
-------------------------------------

Periodontix,       Preferred
 Inc. (a)          shares       1998     106,122     259,999          0     259,999     39,000
Periodontix,       Convertible
 Inc. (a)          note (2)     1999     $37,000      45,094     24,494      42,134      6,320
Physiometrix,      Common
 Inc.              shares       1996     126,791      53,793    276,404      53,793  2,020,732
Sanarus
 Medical,          Preferred    1999-
 Inc. (a) (b)      shares       2001     138,531     215,000    119,766     160,000     48,000
Sanarus            Preferred
 Medical,          share
 Inc. (a) (b)      warrants
                   at exercise
                   price TBD;
                   expiring
                   2006         2001          55          54         27          --         --
                                                  ----------  ---------  ----------  ---------
                                                   1,183,056  1,699,290   2,602,527  6,139,640
                                                  ----------  ---------  ----------  ---------
Microelectronics
----------------
1.2% and 0.0% at December 31, 2001 and 2000, respectively
---------------------------------------------------------
KOR Electronics,   Preferred    1989-
 Inc. (a) (b)      shares       1995   3,571,024   1,130,390     42,390   1,130,390          0
                                                  ----------  ---------  ----------  ---------
                                                   1,130,390     42,390   1,130,390          0
                                                  ----------  ---------  ----------  ---------

Venture Capital Limited Partnership Investments
-----------------------------------------------
21.4% and 15.0% at December 31, 2001 and 2000, respectively
----------------------------------------------------------
El Dorado          Ltd.
 Ventures III, L.P.Partnership
 (a)               interests  various   $250,000     212,460     30,578     212,460    376,039
Medical Science    Ltd.
 Partners, L.P.    Partnership
 (a)               interests  various   $500,000     187,246    194,394     187,246    135,900

STATEMENTS OF INVESTMENTS (continued)
-------------------------------------

Newtek             Ltd.
 Ventures II, L.P. Partnership
 (a)               interests  various   $859,914     330,328    510,285     330,328    725,437
Onset Enterprises  Ltd.
 Associates, L.P.  Partnership
 (a)               interests  various   $500,000      45,000     38,460      45,000     84,840
Utah Ventures      Ltd.
 Limited           Partnership
 Partnership (a)   interests  various   $250,000      41,123     10,925      41,123    192,093
                                                  ----------  ---------  ----------  ---------
                                                     816,157    784,642     816,157  1,514,309
                                                  ----------  ---------  ----------  ---------
Total equity investments - 105.6% and 88.5% at
 December 31, 2001 and 2000, respectively          5,411,903  3,869,183   7,314,452  8,942,895
                                                  ----------  ---------  ----------  ---------

Notes Receivable, Net
---------------------

Avalon Vision      Secured
 Solutions, Inc.   note, 16%,
                   due 2004     1999     $11,676      12,303      6,151      12,225      9,780
SunPower           Secured
 Corporation       note, 8-12%, 1999-
 (b)               due 2001     2000          --          --         --     210,472    210,472
Sutmyn             Secured
 Storage           note, 50%,
 Corporation       due on
 (b)               demand       2000  $4,000,000   4,723,610          0   4,723,610          0


Thermatrix Inc     Unsecured
                   note, 12%
                   due on
                   demand       2001    $250,000     258,500    103,400          --         --
                                                  ----------  ---------  ----------  ---------
Total notes receivable - 3.0% and 2.2% at
 December 31, 2001 and 2000, respectively          4,994,413    109,551   4,946,307    220,252
                                                  ----------  ---------  ----------  ---------
Total investments - 108.6% and 90.7% at
 December 31, 2001 and 2000, respectively        $10,406,316 $3,978,734 $12,260,759 $9,163,147
                                                  ==========  =========  ==========  =========

Legends and footnotes:

--  No investment held at end of period.
 0  Investment active with a cost basis or fair value of zero.

(a) Equity security acquired in a private placement transaction; resale may be subject to certain selling restrictions.
(b) Portfolio company is an affiliate of the Partnership; resale may be subject to certain selling restrictions.
(c) Subsequent to December 31, 2001, security was pledged as collateral for borrowing.
    (See Note 8.)

(1) Represents the total fair value of a particular industry segment as a percentage of partners' capital at 12/31/01 and 12/31/00.

(2) The Partnership has no income-producing equity investments except for convertible notes which include accrued interest.  Interest rates on such notes are 6-8 percent.


The accompanying notes are an integral part of these financial statements

STATEMENTS OF OPERATIONS
------------------------

                                    For the Years Ended December 31,
                                  -----------------------------------
                                   2001          2000           1999
                                  ------        ------         ------

Investment income:
 Notes receivable
  interest                   $    43,310    $  738,987     $   34,189
 Short-term investment
  interest                        35,256        64,956         12,278
                               ---------     ---------      ---------
    Total investment
     income                       78,566       803,943         46,467

Investment expenses:
 Management fees                  72,144       197,798        165,123
 Individual General
  Partners' compensation          72,339        49,839         45,394
 Investment operations           229,887     1,230,263        198,679
 Administrative and
  investor services              695,074       668,059        583,753
 Computer services               140,654       129,981        133,305
 Professional fees               332,366       171,585         87,699
 Interest expense                 24,842         3,732          8,620
                               ---------      --------      ---------
    Total investment
     expenses                  1,567,306     2,451,257      1,222,573
                               ---------     ---------      ---------
Net investment loss           (1,488,740)   (1,647,314)    (1,176,106)
                               ---------     ---------      ---------
 Realized gain from
  venture capital limited
  partnership investments        295,343       911,025        982,946
 Net realized (loss) gain
  from sales of equity
  investments                   (346,759)    6,687,582       (663,218)
 Recoveries from
  investments previously
  written off                     47,540            --             --
 Realized losses from
  impairment write-downs      (1,615,883)   (4,119,073)        (2,615)
                               ---------     ---------      ---------
Net realized (loss) income    (1,619,759)    3,479,534        317,113
                               ---------     ---------      ---------

STATEMENTS OF OPERATIONS (continued)
-----------------------------------
                                    For the Years Ended December 31,
                                  -----------------------------------
                                   2001          2000           1999
                                  ------        ------         ------
 (Decrease) increase in
 unrealized appreciation
 (depreciation):
  Equity investments          (3,171,163)   (1,875,962)       405,078
  Notes receivable              (158,807)   (4,726,055)            --
                               ---------     ---------      ---------
Net (decrease) increase in
 unrealized appreciation
(depreciation)                (3,329,970)   (6,602,017)       405,078
                               ---------     ---------      ---------
Net decrease in partners'
 capital resulting from
 operations                  $(6,438,469)  $(4,769,797)    $ (453,915)
                               =========     =========      =========
Net decrease in partners'
 capital resulting from
 operations per Unit         $    (13.08)  $     (8.97)    $    (0.57)
                               =========     =========      =========



The accompanying notes are an integral part of these financial statements.

STATEMENTS OF PARTNERS' CAPITAL
-------------------------------

For the years ended December 31, 2001, 2000 and 1999:

                                   Limited     General
                                   Partners    Partners     Total
                                   --------    --------     -----


Partners' capital,
  January 1, 1999               $16,144,987  $  496,005 $16,640,992

Net investment loss                (940,880)   (235,226) (1,176,106)
Net realized income (loss)          440,453    (123,340)    317,113
Net increase in unrealized
 appreciation                       270,488     134,590     405,078
                                 ----------   ---------  ----------
Partners' capital,
  December 31, 1999              15,915,048     272,029  16,187,077

Net investment loss              (1,317,851)   (329,463) (1,647,314)
Net realized income               2,956,722     522,812   3,479,534
Net decrease in unrealized
 appreciation                    (5,225,414) (1,376,603) (6,602,017)
Distributions                            --  (1,314,295) (1,314,295)
                                 ----------   ---------  ----------
Partners' capital,
  December 31, 2000              12,328,505  (2,225,520) 10,102,985

Net investment loss              (1,190,992)   (297,748) (1,488,740)
Net realized loss                (1,239,692)   (380,067) (1,619,759)
Net increase in unrealized
 depreciation                    (2,802,613)   (527,357) (3,329,970)
                                 ----------   ---------  ----------
Partners' capital,
  December 31, 2001             $ 7,095,208 $(3,430,692)$ 3,664,516
                                 ==========   =========  ==========


The accompanying notes are an integral part of these financial statements

STATEMENTS OF CASH FLOWS
------------------------

                                     For The Years Ended December 31,
                                    ---------------------------------
                                      2001         2000        1999
                                    --------     --------    --------
Net decrease in partners'
 capital resulting from
 operations                     $(6,438,469) $(4,769,797)  $ (453,915)

Adjustments to reconcile net
 decrease in partners'
 capital resulting from
 operations to net cash used
 by operating activities:
  Net realized gain from
   venture capital limited
   partnership investments         (295,343)    (911,025)    (982,946)
  Net realized loss (gain) from
   sales of equity investments      346,759   (6,687,582)     663,218
  Realized loss from
   impairment write-downs         1,615,883    4,119,073        2,615
  Recoveries from
   investments previously
   written off                      (47,540)          --           --
  Net decrease (increase) in
   unrealized appreciation
   (depreciation):
    Equity investments            3,171,163    1,875,962     (405,078)
    Notes receivable                158,807    4,726,055           --
  Increase in accrued interest
   on notes receivable              (14,738)    (722,835)     (28,740)
  Increase in accounts payable
   and accrued expenses              10,716       24,540        5,423
  Increase (decrease) in due
   to/from related parties          175,933       (6,657)      98,325
  Other changes, net                 (3,260)      (6,321)        (400)
                                  ---------    ---------    ---------
    Net cash used by
     operating activities        (1,320,089)  (2,358,587)  (1,101,498)
                                  ---------    ---------    ---------

STATEMENTS OF CASH FLOWS (continued)
-----------------------------------

                                     For The Years Ended December 31,
                                    ---------------------------------
                                      2001         2000        1999
                                    --------     --------    --------
Cash flows from investing
 activities:
  Notes receivable issued          (250,000)  (4,013,615)    (203,825)
  Purchase of equity investments   (108,000)    (673,779)    (858,572)
  Repayment of notes receivable     197,281        8,482      198,844
  Recoveries from investments
   previously written off            47,540           --           --
  Proceeds from sales of
    equity investments              357,713    8,406,324    1,593,922
  Distributions from venture
   capital limited partnership
   investments                        4,888      350,819      229,626
                                  ---------    ---------    ---------
    Net cash provided
     by investing activities        249,422    4,078,231      959,995
                                  ---------    ---------    ---------
Cash flows from financing
 activities:
  Distributions to partners              --   (1,314,295)    (370,130)
  (Repayments of) proceeds from
    short-term borrowings        (1,100,000)   1,100,000           --
                                  ---------    ---------    ---------
    Net cash used by
     financing activities        (1,100,000)    (214,295)    (370,130)
                                  ---------    ---------    ---------
Net (decrease) increase
 in cash and cash equivalents    (2,170,667)   1,505,349     (511,633)

Cash and cash equivalents
 at beginning of year             2,182,634      677,285    1,188,918
                                  ---------    ---------    ---------
Cash and cash equivalents
 at end of year                 $    11,967  $ 2,182,634   $  677,285
                                  =========    =========    =========


The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
-----------------------------

1.  Summary of Significant Accounting Policies
    ------------------------------------------

Organization
------------

Technology Funding Venture Partners IV, An Aggressive Growth Fund, L.P. (the Partnership or the Registrant) is a limited partnership organized under the laws of the State of Delaware on December 4, 1986. The purpose of the Partnership is to make venture capital investments in new and developing companies. The Partnership elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the Act), and operates as a nondiversified investment company, as defined in the Act. The Managing General Partners are Technology Funding Ltd.
(TFL) and Technology Funding Inc. (TFI), a wholly owned subsidiary of TFL. There are also three Individual General Partners. The Individual General Partners and a representative from each of the Managing General Partners constitute the Management Committee, which is responsible for the management and administration of the Partnership.

For the period from December 5, 1986, through November 14, 1988, the Partnership was inactive. The Partnership's registration statement was declared effective by the Securities and Exchange Commission on November 14, 1988, and the Partnership commenced selling Units of limited partnership interests (Units) on January 10, 1989. On February 16, 1989, the minimum number of Units required to commence Partnership operations (15,000) were sold. The offering terminated with 400,000 Units sold on September 14, 1990. The Partnership's original contributed capital was $40,034,891, consisting of $39,994,896 from Limited Partners for 400,000 Units and $39,995 from General Partners. The General Partners do not own any Units. The Partnership's term was extended for a two-year period to December 31, 1999 pursuant to unanimous approval by the Management Committee on December 5, 1997. In April 1999, the Management Committee further extended the term of the Partnership to December 31, 2001. In September 2001, the Limited Partners extended the term of the Partnership to December 31, 2002. On March 15, 2002, the Management Committee unanimously approved a one-year extension of the Partnership to December 31, 2003.

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

Unrestricted publicly traded securities are valued at the closing sales price or bid price that is available on a national securities exchange or over-the-counter market. Valuation discounts of 5 percent to 50 percent are applied to publicly traded securities subject to resale restrictions resulting from Rule 144 or contractual lock-ups, such as those commonly associated with underwriting agreements or knowledge of material non-public information.

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

At December 31, 2001 and December 31, 2000, the investment portfolio included investments totaling $1,416,050 and $1,498,113, respectively, whose fair values were established in good faith by the Managing General Partners under the direction of the Management Committee in the absence of readily ascertainable market values. In addition, investments in publicly traded securities which have been subjected to a discount for legal or contractual restrictions as determined by the Management Committee amounted to $1,276,476 and $3,804,907 at December 31, 2001 and December 31, 2000,
respectively. Because of the inherent uncertainty in the valuation, the values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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

Net Decrease in Partners' Capital Resulting from Operations Per Unit
--------------------------------------------------------------------

Net decrease in partners' capital resulting from operations per Unit is calculated by dividing the weighted average number of Units outstanding of 400,000 for the years ended December 31, 2001, 2000 and 1999, into the total net decrease in partners' capital resulting from operations allocated to the Limited Partners. The Managing General Partners contributed 0.1 percent of total Limited Partner capital contributions and did not receive any Partnership Units.

Provision for Income Taxes
--------------------------

No provision for income taxes has been made by the Partnership as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

The accompanying financial statements are prepared using accounting principles generally accepted in the United States which may not equate to tax accounting. The cost of investments on a tax basis at December 31, 2001 and 2000, was $8,399,984 and $9,550,517, respectively. At December 31, 2001 and 2000, gross unrealized appreciation and depreciation on investments based on cost for federal income tax purposes were as follows:

                                      December 31,   December 31,
                                          2001           2000
                                      ------------   ------------
Unrealized appreciation               $ 1,241,560    $ 6,347,406
Unrealized depreciation                (5,662,810)    (6,734,776)
                                        ---------      ---------
Net unrealized depreciation           $(4,421,250)   $  (387,370)
                                        =========      =========

2.  Related Party Transactions
    --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs in 2001, 2000 and 1999 were as follows:

                                 For the Years Ended December 31,
                              -------------------------------------
                               2001            2000           1999
                              ------          ------         ------

Management fees              $ 72,144      $  197,798       $165,123
Individual General
 Partners' compensation        72,339          49,839         45,394
Reimbursable operating
 expenses:
  Investment operations       122,825       1,220,960        189,534
  Administrative and
   investor services          498,326         395,955        329,465
  Computer services           140,654         129,981        133,305


Management fees are equal to one quarter of one percent of the fair value of Partnership assets for each quarter. Management fees compensate the Managing General Partners solely for General Partner Overhead (as defined in the Partnership Agreement) incurred in supervising the operation and management of the Partnership and the Partnership's investments. Management fees due to the Managing General Partners were $7,002 and $12,935 and were included in due to related parties at December 31, 2001 and 2000, respectively.

As compensation for their services, each of the Individual General Partners receives $10,000 annually, plus $1,000 and related expenses for each attended meeting of the Management Committee or committee thereof. The three Individual General Partners each own twenty Units.

The Partnership reimburses the Managing General Partners for operating expenses incurred in connection with the business of the Partnership. Reimbursable operating expenses include expenses (other than Organizational and Offering expenses and General Partner Overhead) such as investment operations, administrative and investor services and computer services. There were $230,828 and $48,962 of such reimbursable expenses due to related parties at December 31, 2001 and 2000, respectively.

The Managing General Partners allocate operating expenses incurred in connection with the business of the Partnership based on employee hours incurred. In 2000, the Managing General Partners billed the Partnership an additional $828,950 for investment management expenses consisting of $301,509 and $527,441 for 1999 and prior years, respectively, that were incurred by the General Partners but not previously billed to the Partnership. Had the additional expenses been recorded in prior years, investment expenses would have been $1,622,307 and $1,524,082 for 2000 and 1999, respectively.

In December 2000, the Limited Partners of the Partnership approved an amendment to the Partnership Agreement so that the salary and benefits of a controlling person of a Managing General Partner directly involved in carrying out the business of the Partnership are expenses of the Partnership. This resulted in additional operating expenses in 2000 of $58,052.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. Any such profit is allocated amongst the Partnership and affiliated partnerships based upon their proportionate investment in the portfolio company. At December 31, 2001, the Partnership and affiliated partnerships had an indirect interest in non-transferable Physiometrix, Inc., Endocare, Inc. and Genstar Therapeutics Corporation options with a fair value of $223,269.


3.  Allocation of Profits and Losses
    --------------------------------

In accordance with the Partnership Agreement (see Note 1), net profits and losses of the Partnership are allocated based on the beginning-of-the-year partners' capital balances as follows:

   (a)   Profits:

    (i) First, to those partners with deficit capital account balances until such deficits have been eliminated; then

    (ii) Second, to the partners as necessary to offset the net decrease in partners' capital resulting from operations and sales commissions previously allocated under (b)(ii) below; then

    (iii) 75 percent to the Limited Partners as a group in proportion to the number of Units held, 5 percent to the Limited Partners in proportion to the Unit Months of each Limited Partner, and 20 percent to the Managing General Partners. Unit months are the number of half months a Unit would be outstanding if held from the date the original holder of such Unit was deemed admitted into the Partnership until the termination of the offering of Units.

   (b)   Losses:

    (i) First, to the partners as necessary to offset the net profit previously allocated to the partners under
          (a) (iii) above; then

    (ii) 99 percent to the Limited Partners and 1 percent to the Managing General Partners.

Losses allocable to Limited Partners in excess of their capital account balances will be allocated to the Managing General Partners, with net profit thereafter otherwise allocable to those Limited Partners being allocated to the Managing General Partners to the extent of such losses.

Losses from unaffiliated venture capital limited partnership investments are allocated pursuant to section (b) above. Gains are allocated 99 percent to the Limited Partners and 1 percent to the Managing General Partners.

In no event are the Managing General Partners allocated less than 1 percent of the net realized profit or loss of the Partnership.


4.  Equity Investments
    ------------------

All investments are valued at fair value as determined in good faith by the Managing General Partners. See Note 1 - Investments.

Marketable Equity Securities
----------------------------

At December 31, 2001 and 2000, marketable equity securities had aggregate costs of $464,958 and $878,976, respectively, and aggregate fair market values of $392,015 and $2,125,566, respectively. The net unrealized loss/gain at December 31, 2001 and 2000, included gross gains of $234,990 and $1,966,939, respectively.

Restricted Securities
---------------------

At December 31, 2001 and 2000, restricted securities had aggregate fair values of $3,477,168 and $6,817,329, respectively, representing 94.9 percent and 67.5 percent, respectively, of the net assets of the Partnership.

Significant purchases, sales and write-downs of equity investments during 2001 are as follows:

Adesso Healthcare Technology Services, Inc.
-------------------------------------------

The company ceased operations during the third quarter and the Partnership is not expecting any return on its investment. Preferred shares and convertible notes totaling $1,493,088 were written off as of September 30, 2001.

Ascent Logic Corporation
------------------------

The company ceased operations during 2001 and the Partnership wrote off its investment of $122,795.

Efficient Networks, Inc.
------------------------

In February 2001, the Partnership sold 4,516 common shares in the company for proceeds of $103,864 and realized a loss of $310,154.

In May 2001, the Partnership sold 8,593 common shares in the company for proceeds of $201,935 and realized a gain of $3,209.

iVillage, Inc. (formerly Women.com Networks, Inc.)
-------------------------------------------------

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

In July 2001, the company converted the $55,000 bridge loan to 31,865 shares of Series B Preferred stock and paid the Partnership $1,013 for the accrued interest.

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

In the year ended December 31, 2001, the Partnership recorded a $729,667 decrease in fair value primarily as a result of the above distributions and a net decrease in the fair value of the underlying investments of the partnerships.

Other Equity Investments
------------------------

Other significant changes reflected above relate to market value fluctuations for publicly traded portfolio companies or changes in the fair value of private companies as determined in accordance with the policy described in Note 1 to the financial statements.

Subsequent Events
-----------------

Subsequent to December 31, 2001, the fair value of the Partnership's investment in Genstar Therapeutics Corporation decreased by $438,020 as a result of a decrease in the publicly traded price on March 15, 2002.

Thermatrix Inc., a portfolio company of the Partnership, is negotiating the sale of the entire company to Selas Fluid Processing. It is unknown what the Partnership will receive for it's investment.

5.  Net (Decrease) Increase in Unrealized Appreciation of Equity
    ------------------------------------------------------------
    Investments
    -----------

In accordance with the accounting policy as stated in Note 1, the Statements of Operations include a line item entitled "Net (decrease) increase in unrealized appreciation (depreciation) of equity investments." The table below discloses details of the changes:

                                         For the Years Ended December 31,
                                        ----------------------------------
                                         2001          2000          1999
                                        ------        ------        ------
Unrealized (depreciation)
 appreciation from cost of
 marketable equity securities      $   (72,943)  $ 1,246,590    $  634,997

Unrealized (depreciation)
 appreciation from cost of
 non-marketable equity
 securities                         (1,469,777)      381,853     2,869,408
                                     ---------     ---------     ---------
Unrealized (depreciation)
 appreciation from cost at
 end of year                        (1,542,720)    1,628,443     3,504,405

Unrealized appreciation from
 cost at beginning of year           1,628,443     3,504,405     3,099,327
                                     ---------     ---------     ---------
Net (decrease) increase in
 unrealized appreciation
 of equity investments             $(3,171,163)  $(1,875,962)   $  405,078
                                     =========     =========     =========


6.  Notes Receivable
    ----------------

Activity from January 1 through December 31 consisted of:

                                                   2001           2000
                                                  ------         ------
Balance, beginning of year                     $ 220,252    $   221,307

Notes receivable issued                          250,000      4,013,615
Repayments of notes receivable                  (197,281)        (8,482)
Change in accrued interest                        (4,613)       719,867
Net increase in unrealized
 depreciation of notes receivable               (158,807)    (4,726,055)
                                                 -------      ---------
Balance, end of year                           $ 109,551    $   220,252
                                                 =======      =========

The interest rate on notes receivable at December 31, 2001, ranged from 12 percent to 50 percent. All notes and accrued interest are due on demand with the exception of $12,303, due 2004.

7.  Cash and Cash Equivalents
    -------------------------

Cash and cash equivalents at December 31, 2001 and 2000, consisted of:

                                             2001           2000
                                            ------         ------

Demand accounts                            $10,009     $   53,510
Money-market accounts                        1,958      1,029,124
Cash pledged as collateral for
 short-term borrowings                          --      1,100,000
                                            ------        -------
  Total                                    $11,967     $2,182,634
                                            ======      =========

8.  Borrowings
    ----------

In January 2002, the Partnership borrowed $1,188,000 from a financial institution and pledged it's shares in Endocare, Inc. and Genstar
Therapeutic Corporation as collateral. The note bears interest at the London Interbank Offered Rate plus 1.5 percent, which is payable quarterly. The outstanding principal and any remaining accrued interest are due December 30, 2004.

In December 2000, the Partnership borrowed $1,100,000 from a commercial financial institution. The Partnership pledged $1,100,000 in cash as collateral for the note. The note and accrued interest were repaid on March 31, 2001. Interest expense for 2001 totaled $24,842.

9.  Distributions
    -------------

There were no distributions in 2001. In the second quarter of 2000, a tax distribution totaling $1,314,295 was declared and paid to the General Partners.

10. Commitments and Contingencies
    -----------------------------

From time to time the Partnership becomes a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity investment fundings, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At December 31, 2001, there were no such unfunded commitments.

In October 2000, Kanematsu Corporation, a creditor of one of the Partnership's portfolio companies, initiated an arbitration proceeding against the Partnership, two affiliated partnerships, and a fourth co-investor. Kanematsu was seeking to recover $2,000,000, the purchase price in a contract by which the Partnership and the other entities were alleged to have agreed to purchase certain debt securities of the portfolio company from Kanematsu. The Partnership and affiliated partnerships have asserted counterclaims against Kanematsu. On February 12, 2002, the Partnership, affiliated partnerships and the co-investor were awarded $4,000,000 and all of Kanematsu's claims were denied. The award is in full settlement of all claims and counterclaims. Kanematsu has indicated that it will petition for reconsideration and, if necessary, will appeal.

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



11. Financial Highlights
    --------------------

                                   For The Years Ended December 31,
                                 -----------------------------------
                                  2001           2000          1999
                                 ------         ------        ------
(all amounts on a per Unit basis)
Net asset value,
 beginning of period              $30.82        $39.79       $40.36

Loss from investment
 operations:
  Net investment loss              (2.98)        (3.29)       (2.35)
  Net realized and unrealized
   (loss) gain on investments     (10.10)        (5.68)        1.78
                                  ------        ------       ------
  Total from investment
   operations                     (13.08)        (8.97)       (0.57)
                                  ------        ------       ------
Net asset value, end of period    $17.74        $30.82       $39.79
                                  ======        ======       ======


Total Return                      (42.45)%      (22.54)%      (1.42)%

Ratios to average net assets:

 Net investment loss              (12.26)%       (9.33)%      (5.87)%

 Expenses                          16.14%        17.36%        7.63%



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

                         TECHNOLOGY FUNDING VENTURE PARTNERS IV,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              TECHNOLOGY FUNDING LTD.
                              Managing General Partners



Date:  March 20, 2002    By:  /s/Charles R. Kokesh
                               --------------------------------
                                 Charles R. Kokesh
                                 President, Chief Executive Officer,
                                 Chief Financial Officer and
                                 Chairman of Technology Funding Inc.
                                 and Managing General Partner of
                                 Technology Funding Ltd.





Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature           Capacity                 Date
          ---------           --------                 ----

 /s/Charles R. Kokesh         President, Chief         March 20, 2002
------------------------      Executive Officer,
    Charles R. Kokesh         Chief Financial Officer,
                              and Chairman of
                              Technology Funding Inc.
                              and Managing General
                              Partner of Technology
                              Funding Ltd.



The above represents a majority of the Board of Directors of Technology Funding Inc. and the General Partners of Technology Funding Ltd.