Form 10-Q
period 2002-03-31
TECHNOLOGY FUNDING VENTURE PARTNERS IV
filed 2002-05-15
CIK 826595

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 2002

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

   1107 Investment Blvd., Suite 180
   Eldorado Hills, California                                  95762
---------------------------------------                       --------
(Address of principal executive offices)                     (Zip Code)

                              (916) 941-1400
             --------------------------------------------------
            (Registrant's telephone number, including area code)

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                             (unaudited)
                                              March 31,        December 31,
                                                2002               2001
                                             ----------        ------------
ASSETS

Investments:
 Equity investments (cost of
 $5,413,372 and $5,411,903 for
 2002 and 2001, respectively)                 $3,119,384         $3,869,183
 Notes receivable (cost of
 $5,002,602 and $4,994,413 for
 2002 and 2001, respectively)                    939,273            109,551
                                               ---------          ---------
   Total investments                           4,058,657          3,978,734

Cash and cash equivalents                        440,907             11,967
Other assets                                         619              1,246
                                               ---------          ---------
   Total assets                               $4,500,183         $3,991,947
                                               =========          =========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses         $   49,162         $   89,601
Due to related parties                            59,392            237,830
Term borrowings                                1,147,180                 --
Other liabilities                                 10,533                 --
                                               ---------          ---------
   Total liabilities                           1,266,267            327,431

Commitments and contingencies

Partners' capital:
 Limited Partners
   (400,000 Units outstanding)                 6,718,423          7,095,208
 General Partners                             (3,484,507)        (3,430,692)
                                               ---------          ---------
     Total partners' capital                   3,233,916          3,664,516
                                               ---------          ---------
   Total liabilities and partners' capital    $4,500,183         $3,991,947
                                               =========          =========


The accompanying notes are an integral part of these financial statements.


STATEMENTS OF INVESTMENTS
-------------------------

                                         Principal
                                         Amount or   March 31, 2002          December 31, 2001
Industry                                 Shares at   -----------------       -----------------
(1)                         Investment   March 31,   Cost       Fair         Cost        Fair
Company           Position  Date          2002       Basis      Value        Basis       Value
-------------     --------  ----------  -----------  -----      -----        -----       -----

Equity Investments
------------------

Communication
-------------
5.1% and 3.1% at March 31, 2002 and December 31, 2001, respectively
-------------------------------------------------------------------
VOIS, Inc.         Other        1999-
                   investment   2000     $10,911 $    10,911 $        0 $    10,911 $        0
iVillage, Inc.     Common       1996-
                   shares       2000      60,848     411,165    164,898     411,165    115,611
                                                  ----------  ---------  ----------  ---------
                                                     422,076    164,898     422,076    115,611
                                                  ----------  ---------  ----------  ---------
Environmental
-------------
32.2% and 28.4% at March 31, 2002 and December 31, 2001, respectively
---------------------------------------------------------------------
SunPower
 Corporation       Preferred    1990-
 (a) (b)           shares       1994   1,013,637   1,179,051    988,296   1,179,051    988,296
SunPower           Common Share
 Corporation       warrant
 (a) (b)           at $.06;
                   expiring
                   2005         2000     469,455           0          0           0          0
SunPower
 Corporation       Convertible
 (a) (b)           note (2)     2001     $50,000      51,529     51,529      50,790     50,790


STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Triangle
 Biomedical        Common
 Sciences, Inc.(a) shares       1999         366      10,248      1,025      10,248      1,025
Triangle           Common share
 Biomedical        warrant
 Sciences, Inc.(a) at $28.00;
                   expiring
                   2009         1999         366         366         37         366         37
                                                  ----------  ---------  ----------  ---------
                                                   1,241,194  1,040,887   1,240,455  1,040,148
                                                  ----------  ---------  ----------  ---------
Information Technology
----------------------
5.8% and 5.1% at March 31, 2002 and December 31, 2001, respectively
-------------------------------------------------------------------
WorldRes, Inc.     Preferred    1997-
 (a) (b)           shares       1999     155,918     619,687    187,102     619,687    187,102
WorldRes, Inc.     Preferred
 (a) (b)           share
                   warrants
                   at $3.70
                   expiring
                   2002         1997       2,280          82          0          82          0
                                                  ----------  ---------  ----------  ---------
                                                     619,769    187,102     619,769    187,102
                                                  ----------  ---------  ----------  ---------

Medical/Biotechnology
---------------------
33.1% and 46.4% at March 31, 2002 and December 31, 2001, respectively
---------------------------------------------------------------------
Endocare, Inc.     Common       1996-
 (b) (c)           shares       2000      49,764     163,874    490,424     163,874    446,135
Genstar
 Therapeutic
 Corporation       Common
 (b) (c)           share        1999     438,366     320,242    219,183     320,242    541,382




STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Genstar            Common
 Therapeutic       share
 Corporation       warrants at
 (b)               $0.30-$0.74;
                   expiring     1998-
                   2005-2006    1999     291,667           0     74,583           0    288,959
Molecular
 Geriatrics        Common
 Corporation (a)   shares       1993      23,585     125,000      2,123     125,000      2,123
Periodontix,       Preferred
 Inc. (a)          shares       1998     106,122     259,999          0     259,999          0
Periodontix,       Convertible
 Inc. (a)          note (2)     1999     $37,000      45,824      4,899      45,094     24,494
Physiometrix,      Common
 Inc.              shares       1996     126,791      53,793    158,489      53,793    276,404
Sanarus
 Medical,          Preferred    1999-
 Inc. (a) (b)      shares       2001     138,531     215,000    119,766     215,000    119,766
Sanarus            Preferred
 Medical,          share
 Inc. (a) (b)      warrants
                   at exercise
                   price TBD;
                   expiring
                   2006         2001          55          54         27          54         27
                                                  ----------  ---------  ----------  ---------
                                                   1,183,786  1,069,494   1,183,056  1,699,290
                                                  ----------  ---------  ----------  ---------
Microelectronics
----------------
1.3% and 1.2% at March 31, 2002 and December 31, 2001, respectively
-------------------------------------------------------------------
KOR Electronics,   Preferred    1989-
 Inc. (a) (b)      shares       1995   3,571,024   1,130,390     42,390   1,130,390     42,390
                                                  ----------  ---------  ----------  ---------
                                                   1,130,390     42,390   1,130,390     42,390
                                                  ----------  ---------  ----------  ---------



Venture Capital Limited Partnership Investments
-----------------------------------------------
19.0% and 21.4% at March 31, 2002 and December 31, 2001, respectively
---------------------------------------------------------------------
El Dorado          Ltd.
 Ventures III, L.P.Partnership
 (a)               interests  various   $250,000     212,460     29,343     212,460     30,578
Medical Science    Ltd.
 Partners, L.P.    Partnership
 (a)               interests  various   $500,000     187,246    194,394     187,246    194,394
Newtek             Ltd.
 Ventures II, L.P. Partnership
 (a)               interests  various   $859,914     330,328    334,702     330,328    510,285
Onset Enterprises  Ltd.
 Associates, L.P.  Partnership
 (a)               interests  various   $500,000      45,000     34,496      45,000     38,460
Utah Ventures      Ltd.
 Limited           Partnership
 Partnership (a)   interests  various   $250,000      41,123     21,678      41,123     10,925
                                                  ----------  ---------  ----------  ---------
                                                     816,157    614,613     816,157    784,642
                                                  ----------  ---------  ----------  ---------
Total equity investments 96.5% and 105.6% at
 March 31, 2002 and December 31, 2001,
 respectively                                      5,413,372  3,119,384   5,411,903  3,869,183
                                                  ----------  ---------  ----------  ---------

Notes Receivable, Net
---------------------

Avalon Vision      Secured
 Solutions, Inc.   note, 16%,
                   due 2004     1999     $11,676      12,771      6,385      12,303      6,151
Sutmyn             Secured
 Storage           note, 50%,
 Corporation       due on
 (b)               demand       2000  $4,000,000   4,723,610    666,667   4,723,610          0
Thermatrix Inc     Unsecured
                   note, 12%
                   due on
                   demand       2001    $250,000     266,221    266,221    258,500    103,400
                                                  ----------  ---------  ----------  ---------

STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Total notes receivable - 29.0% and 3.0% at
 March 31, 2002 and December 31, 2001,
 respectively                                      5,002,602    939,273   4,994,413    109,551
                                                  ----------  ---------  ----------  ---------
Total investments - 125.5% and 108.6% at
 March 31, 2002 and December 31, 2001,
 respectively                                    $10,415,974 $4,058,657 $10,406,316 $3,978,734
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

(c) Security pledged as collateral for borrowing. (See Note 7.)

(1) Represents the total fair value of a particular industry segment as a percentage of partners'
capital at 03/31/02 and 12/31/01.

(2) The Partnership has no income-producing equity investments except for convertible notes which include accrued interest.  Interest rates on such notes are 6-8 percent.


The accompanying notes are an integral part of these financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                   For the Three Months Ended March 31,
                                   ------------------------------------
                                            2002           2001
                                          --------       --------
Investment income:
 Notes receivable interest              $   9,658    $    12,554
 Short-term investment interest             1,368         27,088
                                         --------     ----------
  Total investment income                  11,026         39,642

Investment expenses:
 Management fees                            9,980         28,372
 Individual General Partners'
  compensation                             12,033         19,135
 Investment operations                     84,373         23,389
 Administrative and investor services     328,403        107,853
 Professional fees                         36,154         45,241
 Computer services                         30,494         29,368
 Interest expense                          10,454         24,842
                                         --------     ----------
  Total investment expenses               511,891        278,200
                                         --------     ----------
Net investment loss                      (500,865)      (238,558)
                                         --------     ----------
 Net realized loss from sales
  of equity investments                        --       (310,154)
 Realized gain from venture capital
  limited partnership investments              --        198,727
                                         --------     ----------
Net realized loss                              --       (111,427)
                                         --------     ----------
(Decrease) increase in
 unrealized appreciation
 (depreciation):
  Equity investments                     (751,268)    (3,507,162)
  Notes receivable                        821,533       (149,383)
                                         --------     ----------
Net increase (decrease) in
 unrealized appreciation
(depreciation)                             70,265     (3,656,545)
                                         --------     ----------
Net decrease in partners' capital
 resulting from operations              $(430,600)   $(4,006,530)
                                         ========     ==========
Net decrease in partners' capital
 resulting from operations
 per Unit                               $    (.94)   $     (8.02)
                                         ========     ==========

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                       For the Three Months Ended March 31,
                                       -----------------------------------
                                             2002                2001
                                          ----------         ----------
Net decrease in partners' capital
 resulting from operations              $ (430,600)        $(4,006,530)

Adjustments to reconcile decrease
 in partners' capital resulting
 from operations to net cash
 used by operating activities:
 Net realized loss from sales of
  equity investments                            --             310,154
 Realized gain from venture capital
  limited partnership investments               --            (198,727)
 Net decrease (increase) in unrealized
  appreciation (depreciation):
   Equity investments                      751,268           3,507,162
   Notes receivable                       (821,533)            149,383
 (Increase) decrease in accrued
  interest on notes receivable              (9,658)              3,334
 (Decrease) increase in due to
  related parties                         (178,438)             49,154
 (Decrease) in accounts payable
   and accrued expenses                    (40,439)            (61,889)
 Other changes, net                         11,160              (2,398)
                                         ---------          ----------
Net cash used by operating activities     (718,240)           (250,357)
                                         ---------          ----------
Cash flows from investing activities:
 Notes receivable issued                        --            (250,000)
 Repayments of notes receivable                 --             196,948
 Proceeds from sales of equity
  investments                                   --             103,864
                                         ---------          ----------
Net cash provided by investing
 activities                                     --              50,812
                                         ---------          ----------
Cash flows from financing activities:
 Proceeds from (repayments of)
  short-term borrowings                  1,147,180          (1,100,000)
                                         ---------          ----------
Net cash provided (used) by
 financing activities                    1,147,180          (1,100,000)
                                         ---------          ----------

STATEMENTS OF CASH FLOWS (unaudited)(continued)
-----------------------------------------------

Net increase (decrease) in cash
  and cash equivalents                     428,940          (1,299,545)

Cash and cash equivalents at
  beginning of year                         11,967           2,182,634
                                         ---------          ----------
Cash and cash equivalents
at March 31                             $  440,907         $   883,089
                                         =========          ==========





































The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     Interim Financial Statements
       ----------------------------

In the opinion of the Managing General Partners, the accompanying interim financial statements reflect all adjustments necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2001. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.

2.     Provision for Income Taxes
       --------------------------

No provision for income taxes has been made by the Partnership as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

The accompanying financial statements are prepared using accounting principles generally accepted in the United States which may not equate to tax accounting. The cost of investments on a tax basis at March 31, 2002 and December 31, 2001, was $8,287,156 and $8,399,984, respectively. At March 31, 2002 and December 31, 2001, gross unrealized depreciation on investments based on cost for federal income tax purposes was as follows:

                                        March 31,    December 31,
                                          2002           2001
                                      ------------   ------------
Unrealized appreciation               $ 1,303,020    $ 1,241,560
Unrealized depreciation                (5,531,519)    (5,662,810)
                                        ---------      ---------
Net unrealized depreciation           $(4,228,499)   $(4,421,250)
                                        =========      =========

3.     Related Party Transactions
       --------------------------

Related party costs are included in investment expenses shown on the Statements of Operations. Related party costs for the three months ended March 31, 2002 and 2001 were as follows:

                                                 2002          2001
                                               --------      --------
   Management fees                            $  9,980      $ 28,372
   Individual General Partners' compensation    12,033        19,135
   Reimbursable operating expenses             385,368       134,599

Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual periodically. There were $56,065 and $230,828 due to related parties at March 31, 2002 and December 31, 2001, respectively, related to such expenses.

Management fees due to the Managing General Partners were $3,327 and $7,002 at March 31, 2002 and December 31, 2001, respectively, and were included in due to related parties.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. Any such profit is allocated amongst the Partnership and affiliated partnerships based upon their proportionate investment in the portfolio company. At March 31, 2002, the Partnership and affiliated partnerships had an indirect interest in non-transferable Physiometrix, Inc., Endocare, Inc. and Genstar Therapeutics Corporation options with a fair value of $261,581.

4.     Equity Investments
       ------------------

All investments are valued at fair value as determined in good faith by the Managing General Partners.

Marketable Equity Securities
----------------------------

At March 31, 2002 and December 31, 2001, marketable equity securities had aggregate costs of $464,958, and aggregate market values of $323,387 and $392,015, respectively. The net unrealized losses at March 31, 2002 and December 31, 2001 included gross gains of $139,272 and $234,990, respectively.

Restricted Securities
---------------------

At March 31, 2002 and December 31, 2001, restricted securities had aggregate fair values of $2,795,997 and $3,477,168, respectively, representing 86.5 percent and 94.9 percent, respectively, of the net assets of the Partnership.

There were no significant purchases or sales of equity investments during the quarter ended March 31, 2002.

Other Equity Investments
------------------------

Other significant changes reflected in the Statements of Investments relate to market value fluctuations for publicly-traded portfolio companies or changes in the fair value of private companies as determined in accordance with the policy described in Note 1 to the financial statements included in the Partnership's December 31, 2001 Form 10-K.

Subsequent Events
-----------------

In April 2002, the Partnership issued a convertible note for $79,500 to WorldRes, Inc. The note bears interest at prime plus 4 percent and is due in February 2003. In addition, the Partnership received a payment of $125,000 on a note receivable from Thermatrix Inc.

5.     Notes Receivable
       ----------------

Activity from January 1 through March 31 consisted of:

                                                 2002          2001
                                               --------       -------
Balance at January 1                           $109,551      $220,252

  Notes receivable issued                            --       250,000
  Repayments of notes receivable                     --      (196,948)
  Change in interest receivable                   8,189       (10,000)
  Net decrease (increase) in unrealized
   depreciation notes receivable                821,533      (149,383)
                                                -------       -------
Balance at March 31                            $939,273      $113,921
                                                =======       =======

The interest rate on notes receivable at March 31, 2002 ranged from 12 percent to 50 percent. All notes are due on demand with the exception of $12,771, due 2004.

6.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at March 31, 2002 and December 31, 2001 consisted of:

                                                2002            2001
                                               -------         ------
Demand accounts                               $     --        $10,009
Money-Market accounts                          440,907          1,958
                                               -------         ------
     Total                                    $440,907        $11,967
                                               =======         ======

7.     Term Borrowings
       ---------------

In January 2002, the Partnership borrowed $1,147,180 from a financial institution and pledged its shares in Endocare, Inc. and Genstar
Therapeutic Corporation as collateral. The note bears interest at the London Interbank Offered Rate plus 1.5 percent, which is payable quarterly. The outstanding principal and any remaining accrued interest are due December 30, 2004.

8.     Commitments and Contingencies
       -----------------------------

From time to time the Partnership becomes a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity investment fundings, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are not recognized in the financial statements. At March 31, 2002, there unfunded commitments of $79,500.

In October 2000, Kanematsu Corporation, a creditor of one of the Partnership's portfolio companies, initiated an arbitration proceeding against the Partnership, two affiliated partnerships, and a fourth co-investor. Kanematsu was seeking to recover $2,000,000, the purchase price in a contract by which the Partnership and the other entities were alleged to have agreed to purchase certain debt securities of the portfolio company from Kanematsu. The Partnership and affiliated partnerships asserted counterclaims against Kanematsu. On February 12, 2002, the Partnership, affiliated partnerships and the co-investor were awarded $4,000,000 and all of Kanematsu's claims were denied. The award is in full settlement of all claims and counterclaims. Kanematsu has filed an appeal seeking to overturn the award.

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


9.     Financial Highlights
       --------------------

                                For The Three Months Ended March 31,
                                -----------------------------------
                                           2002          2001
                                          ------        ------
(all amounts on a per Unit basis)
Net asset value,
 beginning of period                      $17.74       $30.82

(Loss) income from
 investment operations:
  Net investment loss                      (1.00)       (0.48)
  Net realized and unrealized
   gain (loss) on investments               0.06        (7.54)
                                          ------       ------
  Total from investment
   operations                              (0.94)       (8.02)
                                          ------       ------
Net asset value, end of period            $16.80       $22.80
                                          ======       ======


Total Return                               (5.31)%     (26.03)%

Ratios to average net assets:

 Net investment loss                       (5.80)%      (1.78)%

 Expenses                                   7.41%        2.59%



Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership operates as a business development company under the Investment Company Act of 1940 and makes venture capital investments in new and developing companies. The Partnership's financial condition is dependent upon the success of the portfolio companies. There is no ready market for many of the Partnership's investments. It is possible that some of its venture capital investments may be a complete loss or may be unprofitable and that others will appear likely to become successful, but may never realize their potential. The valuation of the Partnership's investments in securities for which there are no available market quotes is subject to the estimate of the Managing General Partners in accordance with the valuation guidance described in Note 1 to the financial statements included in the Partnership's December 31, 2001 Form 10-K. In the absence of readily obtainable market values, the estimated fair value of the Partnership's investments may differ significantly from the values that would have been used had a ready market existed.

During the three months ended March 31, 2002, net cash used by operating activities totaled $718,240. The Partnership paid management fees of $13,655 to the Managing General Partners and reimbursed related parties for other investment expenses of $560,131. In addition, $12,033 was paid to the Individual General Partners as compensation for their services. The Partnership paid other investment expenses of $133,789. Interest income of $1,368 was received.

During the three months ended March 31, 2002, proceeds from term borrowings totaled $1,147,180. At March 31, 2002, the Partnership's unfunded commitments totaled $79,500.

Cash and cash equivalents at March 31, 2002, were $440,907. Future proceeds from investment sales and short-term borrowings and interest income on short-term investments are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net decrease in partners' capital resulting from operations was $430,600 for the three months ended March 31, 2002, compared to a net decrease in partners' capital resulting from operations of $4,006,530 for the same period in 2001.

Net unrealized depreciation on equity investments was $2,293,988 at March 31, 2002, compared to net unrealized depreciation of $1,542,720 at December 31, 2001. During the quarter ended March 31, 2002, the Partnership recorded an increase in net unrealized depreciation on equity investments of $751,268 compared to an increase in net unrealized depreciation of $3,507,162 during the same period in 2001. The changes in 2002 and 2001 were primarily attributable to decreases in the publicly traded prices of Genstar Therapeutic Corporation and Physiometrix, Inc.

Net unrealized depreciation on notes receivable was $4,063,329 and $4,884,862, at March 31, 2002 and December 31, 2001, respectively. During the quarter ended March 31, 2002, the net decrease in unrealized depreciation of notes receivable of $821,533 was primarily attributable to a increase in the fair value of notes issued to Thermatrix Inc. and Sutmyn Storage Corporation. During the quarter ended March 31, 2001, the net increase in unrealized depreciation of notes receivable of $149,383 was primarily attributable to a decrease in the fair value of notes issued to Thermatrix Inc.

For the quarter ended March 31, 2002, there were no realized gains or losses from sales of equity imvestments. During the same period in 2001, the net realized loss from equity investment sales of $310,154 related to the sale of Efficient Networks, Inc.

During the quarter ended March 31, 2002, the Partnership realized no gains from venture capital limited partnership investments. During the same period in 2001, the Partnership recorded net realized gains from venture capital limited partnership investments of $198,727. The gains represented distributions from profits of venture capital limited partnership investments.

Total investment expenses were $511,891 and $278,200 for the quarters ended March 31, 2002 and 2001, respectively. The increase was primarily due to increased investment monitoring and personnel costs.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended March 31, 2002.

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

                         TECHNOLOGY FUNDING VENTURE PARTNERS IV,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              TECHNOLOGY FUNDING LTD.
                              Managing General Partners




Date:  May 15, 2002    By:         /s/Charles R. Kokesh
                               --------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Limited