Form 10-Q
period 2002-06-30
TECHNOLOGY FUNDING VENTURE PARTNERS IV
filed 2002-08-14
CIK 826595

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 2002

                                 OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

            For the transition period from N/A to N/A
                                           ---    ---

                      Commission File No. 814-55

TECHNOLOGY FUNDING VENTURE PARTNERS IV, AN AGGRESSIVE GROWTH FUND, L.P.
-----------------------------------------------------------------------
         (Exact name of Registrant as specified in its charter)

          Delaware                         94-3054600
 ------------------------------     ---------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)

1107 Investment Boulevard, Suite 180
El Dorado Hills, California                                      95762
-------------------------------------                        ---------
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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                            (unaudited)
                                              June 30,         December 31,
                                                2002              2001
                                             ----------        ------------
ASSETS

Investments:
 Equity investments (cost of $5,493,031
 and $5,411,903 for June 30, 2002
 and December 31, 2001, respectively)         $2,631,010        $ 3,869,183
 Notes receivable (cost of $4,736,201
 and $4,994,413 for June 30, 2002
 and December 31, 2001, respectively)              6,296            109,551
                                               ---------         ----------
   Total investments                           2,637,306          3,978,734

Cash and cash equivalents                        101,684             11,967
Other receivables                                666,667              1,246
                                               ---------         ----------
   Total assets                               $3,405,657        $ 3,991,947
                                               =========         ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses         $   64,064        $    89,601
Due to related parties                            28,985            237,830
Term borrowings                                1,147,180                 --
Other liabilities                                     79                 --
                                               ---------         ----------
   Total liabilities                           1,240,308            327,431

Commitments and contingencies
 See Note 9.

Partners' capital:
 Limited Partners (400,000 Units outstanding)  5,862,960          7,095,208
 General Partners                             (3,697,611)        (3,430,692)
                                               ---------         ----------
   Total partners' capital                     2,165,349          3,664,516
                                               ---------         ----------
   Total liabilities and partners' capital    $3,405,657        $ 3,991,947
                                               =========         ==========

The accompanying notes are an integral part of these financial statements.


STATEMENTS OF INVESTMENTS
-------------------------

                                         Principal
                                         Amount or   June 30, 2002          December 31, 2001
Industry                                 Shares at   -----------------       -----------------
(1)                         Investment   June 30,    Cost       Fair         Cost        Fair
Company           Position  Date          2002       Basis      Value        Basis       Value
-------------     --------  ----------  -----------  -----      -----        -----       -----

Equity Investments
------------------

Communication
-------------
3.5% and 3.1% at June 30, 2002 and December 31, 2001, respectively
-------------------------------------------------------------------
VOIS, Inc.         Other        1999-
                   investment   2000      $7,966 $     7,966 $        0 $    10,911 $        0
iVillage, Inc.     Common       1996-
                   shares       2000      60,848     411,165     76,669     411,165    115,611
                                                  ----------  ---------  ----------  ---------
                                                     419,131     76,669     422,076    115,611
                                                  ----------  ---------  ----------  ---------
Environmental
-------------
48.1% and 28.4% at June 30, 2002 and December 31, 2001, respectively
---------------------------------------------------------------------
SunPower
 Corporation       Preferred    1990-
 (a) (b)           shares       1994   1,013,637   1,179,051    988,296   1,179,051    988,296
SunPower           Common Share
 Corporation       warrant
 (a) (b)           at $.06;
                   expiring
                   2005         2000     469,455           0          0           0          0
SunPower
 Corporation       Convertible
 (a) (b)           note (2)     2001     $52,000      52,161     52,161      50,790     50,790


STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Triangle
 Biomedical        Common
 Sciences, Inc.(a) shares       1999         366      10,248      1,025      10,248      1,025
Triangle           Common share
 Biomedical        warrant
 Sciences, Inc.(a) at $28.00;
                   expiring
                   2009         1999         366         366         37         366         37
                                                  ----------  ---------  ----------  ---------
                                                   1,241,826  1,041,519   1,240,455  1,040,148
                                                  ----------  ---------  ----------  ---------
Information Technology
----------------------
10.1% and 5.1% at June 30, 2002 and December 31, 2001, respectively
-------------------------------------------------------------------
WorldRes, Inc.     Common       1997-
 (a) (b)           shares       1999     155,918     619,687    187,102     619,687    187,102
WorldRes, Inc.     Convertible
 (a) (b)           note (2)     2002     $79,500      81,234     32,495          --         --
WorldRes, Inc.     Common and
 (a) (b)           Preferred
                   share
                   warrants at
                   $3.00-3.70
                   expiring     1997-
                   2002-2007    2002      15,530          82          0          82          0
                                                  ----------  ---------  ----------  ---------
                                                     701,003    219,597     619,769    187,102
                                                  ----------  ---------  ----------  ---------
Medical/Biotechnology
---------------------
29.5% and 46.4% at June 30, 2002 and December 31, 2001, respectively
---------------------------------------------------------------------
Endocare, Inc.     Common       1996-
 (b) (c)           shares       2000      49,764     163,874    328,692     163,874    446,135

STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Genstar
 Therapeutic
 Corporation       Common
 (b) (c)           share        1999     438,366     320,242     78,906     320,242    541,382
Genstar            Common
 Therapeutic       share
 Corporation       warrants at
 (b)               $0.30-$0.74;
                   expiring     1998-
                   2005-2006    1999     291,667           0      5,000           0    288,959
Molecular
 Geriatrics        Common
 Corporation (a)   shares       1993      23,585     125,000      2,123     125,000      2,123
Periodontix,       Preferred
 Inc. (a)          shares       1998     106,122     259,999          0     259,999          0
Periodontix,       Convertible
 Inc. (a)          note (2)     1999     $37,000      46,562        947      45,094     24,494
Physiometrix,      Common
 Inc.              shares       1996     126,791      53,793    103,969      53,793    276,404
Sanarus
 Medical,          Preferred    1999-
 Inc. (a) (b)      shares       2001     138,531     215,000    119,766     215,000    119,766
Sanarus            Preferred
 Medical,          share
 Inc. (a) (b)      warrants
                   at exercise
                   price TBD;
                   expiring
                   2006         2001          55          54         27          54         27
                                                  ----------   --------- ----------   ---------
                                                   1,184,524     639,430  1,183,056   1,699,290
                                                  ----------   --------- ----------   ---------

STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Microelectronics
----------------
2.0% and 1.2% at June 30, 2002 and December 31, 2001, respectively
-------------------------------------------------------------------
KOR Electronics,   Preferred    1989-
 Inc. (a) (b)      shares       1995   3,571,024   1,130,390      42,390  1,130,390      42,390
                                                  ----------   --------- ----------   ---------
                                                   1,130,390      42,390  1,130,390      42,390
                                                  ----------   --------- ----------   ---------
Venture Capital Limited Partnership Investments
-----------------------------------------------
28.2% and 21.4% at June 30, 2002 and December 31, 2001, respectively
---------------------------------------------------------------------
El Dorado          Ltd.
 Ventures III, L.P.Partnership
 (a)               interests  various   $250,000     212,460     29,343     212,460     30,578
Medical Science    Ltd.
 Partners, L.P.    Partnership
 (a)               interests  various   $500,000     187,246    194,394     187,246    194,394
Newtek             Ltd.
 Ventures II, L.P. Partnership
 (a)               interests  various   $859,914     330,328    333,320     330,328    510,285
Onset Enterprises  Ltd.
 Associates, L.P.  Partnership
 (a)               interests  various   $500,000      45,000     32,670      45,000     38,460
Utah Ventures      Ltd.
 Limited           Partnership
 Partnership (a)   interests  various   $250,000      41,123     21,678      41,123     10,925
                                                  ----------  ---------  ----------  ---------
                                                     816,157    611,405     816,157    784,642
                                                  ----------  ---------  ----------  ---------
Total equity investments 121.4% and 105.6% at
 June 30, 2002 and December 31, 2001,
 respectively                                      5,493,031  2,631,010   5,411,903  3,869,183
                                                  ----------  ---------  ----------  ---------

STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Notes Receivable, Net
---------------------

Avalon Vision      Secured
 Solutions, Inc.   note, 16%,
                   due 2004     1999     $11,676      12,591      6,296      12,303      6,151
Sutmyn             Secured
 Storage           note, 50%,
 Corporation       due on
 (b)               demand       2000  $4,000,000   4,723,610          0   4,723,610          0
Thermatrix Inc     Unsecured
                   note, 12%
                   due on
                   demand       2001          --          --         --     258,500    103,400
                                                  ----------  ---------  ----------  ---------
Total notes receivable 0.0% and 3.0% at
 June 30, 2002 and December 31, 2001,
 respectively                                      4,736,201      6,296   4,994,413    109,551
                                                  ----------  ---------  ----------  ---------
Total investments 121.4% and 108.6% at
 June 30, 2002 and December 31, 2001,
 respectively                                    $10,229,232 $2,637,306 $10,406,316 $3,978,734
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

(1) Represents the total fair value of a particular industry segment as a percentage of partners'
capital at 06/30/02 and 12/31/01.

(2) The Partnership has no income-producing equity investments except for convertible notes which include accrued interest.  Interest rates on such notes are 3.21 to 8.75 percent.


The accompanying notes are an integral part of these financial statements.


STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                               For the Three Months           For the Six Months
                                                  Ended June 30,                Ended June 30,
                                               --------------------           ------------------
                                               2002           2001            2002          2001
                                              ------         ------          ------        ------
Investment income:
 Notes receivable interest                $   10,534     $   14,801     $    20,192    $   27,355
 Short-term investment interest                  875          5,143           2,243        32,231
                                           ---------      ---------       ---------     ---------
  Total investment income                     11,409         19,944          22,435        59,586

Investment expenses:
 Management fees                               9,980         15,561          19,960        43,933
 Individual General Partners' compensation     3,967         19,496          16,000        38,631
 Investment operations                        23,284         63,270         107,657        86,659
 Administrative and investor services        281,433        222,461         609,836       330,314
 Professional fees                            38,357        103,622          74,511       148,863
 Computer services                            29,983         35,729          60,477        65,097
 Interest expense                                 30             --          10,484        24,842
                                           ---------      ---------       ---------     ---------
  Total investment expenses                  387,034        460,139         898,925       738,339
                                           ---------      ---------       ---------     ---------
Net investment loss                         (375,625)      (440,195)       (876,490)     (678,753)
                                           ---------      ---------       ---------     ---------
 Net realized gain (loss) from
  sales of equity investments                     --          3,395              --      (306,759)
 Realized gain from venture capital
  limited partnership investments                 --         96,616              --       295,343
 Realized loss from write-off
  of note receivable                        (125,000)            --        (125,000)           --
                                           ---------      ---------       ---------     ---------
Net realized (loss) income                  (125,000)       100,011        (125,000)      (11,416)
                                           ---------      ---------       ---------     ---------

(Increase) decrease in unrealized
  depreciation:
  Equity investments                        (568,033)     1,259,462      (1,319,301)   (2,247,700)
  Notes receivable                                91         (2,960)        154,957      (152,343)
                                           ---------      ---------       ---------     ---------
Net (increase) decrease in
 unrealized depreciation                    (567,942)     1,256,502      (1,164,344)   (2,400,043)
                                           ---------      ---------       ---------     ---------

Other income                                      --             --         666,667            --
                                           ---------      ---------       ---------     ---------
Net (decrease) increase in partners'
 capital resulting from operations       $(1,068,567)    $  916,318     $(1,499,167)  $(3,090,212)
                                           =========      =========       =========     =========
Net (decrease) increase in partners'
 capital resulting from
 operations per Unit                     $     (2.14)    $     1.83     $     (3.08)  $     (6.19)
                                           =========      =========       =========     =========




















The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                        For the Six Months Ended June 30,
                                       -----------------------------------
                                             2002                2001
                                          ----------         -----------
Net decrease in partners' capital
 resulting from operations               $(1,499,167)        $(3,090,212)

Adjustments to reconcile decrease
 in partners' capital resulting
 from operations to net cash used
 by operating activities:
 Net realized loss from sales
  of equity investments                           --             306,759
 Realized gain from venture capital
  limited partnership investments                 --            (295,343)
 Realized loss from write off of
  note receivable                            125,000                  --
 Increase in other receivable               (666,667)                 --
 Net increase (decrease) in unrealized
  depreciation:
   Equity investments                      1,319,301           2,247,700
   Notes receivable                         (154,957)            152,343
 Decrease (increase) in accrued
  interest on notes receivable                 5,639              (8,002)
 Decrease in due to related parties         (208,845)           (140,969)
 Decrease in accounts payable and
  accrued expenses                           (25,537)             (9,086)
 Other changes, net                            4,270              (2,816)
                                           ---------           ---------
Net cash used by operating activities     (1,100,963)           (839,626)
                                           ---------           ---------
Cash flows from investing activities:
 Purchase of equity investments              (81,500)            (55,055)
 Notes receivable issued                          --            (250,000)
 Repayments of notes receivable              125,000             197,281
 Proceeds from sales of equity
  investments                                     --             305,985
 Distributions from venture capital
  limited partnership investments                 --               4,888
                                           ---------           ---------
Net cash provided by investing
 activities                                   43,500             203,099
                                           ---------           ---------
Cash flows from financing activities:
 Repayment of short-term borrowings               --          (1,100,000)
 Proceeds from term borrowing              1,147,180                  --
                                           ---------           ---------
Net cash provided (used) by financing
 activities                                1,147,180          (1,100,000)
                                           ---------           ---------

STATEMENTS OF CASH FLOWS (unaudited)(continued)
-----------------------------------------------

Net increase (decrease) in cash
  and cash equivalents                        89,717          (1,736,527)

Cash and cash equivalents at
  beginning of year                           11,967           2,182,634
                                           ---------           ---------
Cash and cash equivalents                 $  101,684          $  446,107
  at June 30                               =========           =========





































The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     Interim Financial Statements
       ----------------------------

The accompanying unaudited financial statements included herein have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented were such financial statements prepared in accordance with generally accepted accounting principles. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of the Managing General Partners, the accompanying interim financial statements reflect all adjustments necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

2.     Uncertain Future of the Partnership
       -----------------------------------

The uncertainties arising from the uncertain timing of future liquidation events raise substantial doubt about the Partnership's ability to continue as a going concern. The accompanying interim financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Partnership has been advised by its independent public accountants that should the uncertainties surrounding the Partnership's future operations remain unresolved at year-end, their report on those financial statements will be modified for that contingency.

3.     Provision for Income Taxes
       --------------------------

No provision for income taxes has been made by the Partnership as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

The accompanying financial statements are prepared using accounting principles generally accepted in the United States which may not equate to tax accounting. The cost of investments on a tax basis at June 30, 2002 and December 31, 2001, was $8,113,227 and $8,399,984, respectively. At June 30, 2002 and December 31, 2001, gross unrealized depreciation on investments based on cost for federal income tax purposes was as follows:


                                        June 30,     December 31,
                                          2002           2001
                                      ------------   ------------
Unrealized appreciation               $   280,898    $ 1,241,560
Unrealized depreciation                (5,756,819)    (5,662,810)
                                        ---------      ---------
Net unrealized depreciation           $(5,475,921)   $(4,421,250)
                                        =========      =========

4.     Related Party Transactions
       --------------------------

Related party costs are included in investment expenses shown on the Statements of Operations. Related party costs for the six months ended June 30, 2002 and 2001, were as follows:

                                                2002          2001
                                               --------      --------
   Management fees                            $ 19,960      $ 43,933
   Individual General Partners' compensation    16,000        38,631
   Reimbursable operating expenses             655,827       409,454


Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual periodically. There was $25,659 due to related parties at June 30, 2002, compared to $230,828 due to related parties at December 31, 2001, related to such expenses.

Management fees due to the Managing General Partners were $3,326 and $7,002 at June 30, 2002 and December 31, 2001, respectively, and were included in due to related parties.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. Any such profit is allocated amongst the Partnership and affiliated partnerships based upon their proportionate investment in the portfolio company. At June 30, 2002, the Partnership and affiliated partnerships had an indirect interest in non-transferable Physiometrix, Inc., Endocare, Inc. and Genstar Therapeutics Corporation options with a fair value of $145,231.


5.     Equity Investments
       ------------------

All investments are valued at fair value as determined in good faith by the Managing General Partners.

Marketable Equity Securities
----------------------------

At June 30, 2002 and December 31, 2001, marketable equity securities had aggregate costs of $464,958, and aggregate market values of $180,638 and $392,015, respectively. The net unrealized loss at June 30, 2002 and December 31, 2001, included gross gains of $50,176 and $234,990, respectively.

Restricted Securities
---------------------

At June 30, 2002 and December 31, 2001, restricted securities had aggregate fair values of $2,450,372 and $3,477,168, respectively, representing 113.2 percent and 94.9 percent, respectively, of the net assets of the Partnership.

Significant purchases and sales of equity investments during the six months ended June 30, 2002, are as follows:

WorldRes, Inc.
--------------

In April 2002, the Partnership issued a convertible note for $79,500 to the company with an interest rate equal to prime plus 4 percent. The note and accrued interest are due in April 2003.

Other Equity Investments
------------------------

Other significant changes reflected in the Statements of Investments relate to market value fluctuations for publicly-traded portfolio companies or changes in the fair value of private companies as determined in accordance with the policy described in Note 1 to the financial statements included in the Partnership's December 31, 2001 Form 10-K.


6.     Notes Receivable
       ----------------

Activity from January 1 through June 30 consisted of:

                                                 2002          2001
                                               --------      --------
Balance at January 1                          $ 109,551     $ 220,252

  Notes receivable issued                            --       250,000
  Repayments of notes receivable               (125,000)     (197,281)
  Write-off of notes receivable                (125,000)           --
  Change in accrued interest receivable          (8,212)       (5,353)
  Net decrease (increase) in unrealized
   depreciation of notes receivable             154,957      (152,343)
                                                -------       -------
Balance at June 30                            $   6,296     $ 115,275
                                                =======       =======

The interest rate on notes receivable at June 30, 2002 ranged from 16 percent to 50 percent. All notes are due on demand with the exception of $12,591, due 2004.

In April 2002, the Partnership received $125,000 as payment in full on a $250,000 note receivable from Thermatrix Inc. The remaining $125,000 was written off. Accrued interest of $23,178 was paid in full.

7.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at June 30, 2002 and December 31, 2001 consisted of:

                                                 2002             2001
                                                ------           ------
Demand accounts                               $ 16,882          $10,009
Money-Market accounts                           84,802            1,958
                                               -------           ------
     Total                                    $101,684          $11,967
                                               =======           ======

8.     Term Borrowings
       ---------------

In January 2002, the Partnership borrowed $1,147,180 from a financial institution and pledged its shares in Endocare, Inc. and Genstar
Therapeutic Corporation as collateral. The note bears interest at the London Interbank Offered Rate plus 1.5 percent, which is payable quarterly. The outstanding principal and any remaining accrued interest are due December 30, 2004.


9.     Commitments and Contingencies
       -----------------------------

From time to time the Partnership becomes a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity investment fundings, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are not recognized in the financial statements. At June 30, 2002, unfunded commitments totaled $79,500.

In October 2000, Kanematsu Corporation, a creditor of one of the Partnership's portfolio companies, initiated an arbitration proceeding against the Partnership, two affiliated partnerships, and a fourth co-investor. Kanematsu was seeking to recover $2,000,000, the purchase price in a contract by which the Partnership and the other entities were alleged to have agreed to purchase certain debt securities of the portfolio company from Kanematsu. The Partnership and affiliated partnerships asserted counterclaims against Kanematsu. On February 12, 2002, the Partnership, affiliated partnerships and the co-investor were awarded $4,000,000 and all of Kanematsu's claims were denied. The award is in full settlement of all claims and counterclaims. Kanematsu has filed a complaint in federal district court regarding the arbitration; however, Kanematsu has not filed a motion to vacate the award. A ruling on the complaint is still pending. The Partnership has recognized revenue and a receivable of $666,667 as of February 12, 2002, for its proportionate share of the award.

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


10.    Financial Highlights
       --------------------

                                For The Six Months Ended June 30,
                                ---------------------------------
                                           2002          2001
                                          ------        ------
(all amounts on a per Unit basis)
Net asset value,
 beginning of period                       $6.91       $16.62

Loss from investment operations:
  Net investment loss                      (1.75)       (1.36)
  Net realized and unrealized
   loss on investments                     (1.33)       (4.83)
                                            ----       ------
  Total from investment
   operations                              (3.08)       (6.19)
                                            ----       ------
Net asset value, end of period             $3.83       $10.43
                                            ====       ======


Total Return                              (44.58)%     (37.25)%

Ratios to average net assets:

 Net investment loss                      (32.65)%     (10.04)%

 Expenses                                  41.85%       13.65%


Pursuant to the Partnership Agreement, net profit shall be allocated first to those Partners with deficit capital account balances until such deficits have been eliminated. The Partnership Agreement also requires the General Partners to contribute capital in the amount equal to any remaining capital deficit upon liquidation. As of June 30, 2002, the General Partners have a negative capital balance of $3,697,611. Net asset value has been calculated in accordance with these provisions of the Partnership Agreement.


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

The uncertainties arising from the uncertain timing of future liquidation events raise substantial doubt about the Partnership's ability to continue as a going concern. The accompanying interim financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Partnership has been advised by its independent public accountants that should the uncertainties surrounding the Partnership's future operations remain unresolved at year-end, their report on those financial statements will be modified for that contingency.

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

During the six months ended June 30, 2002, net cash used by operating activities totaled $1,100,963. The Partnership paid management fees of $23,636 to the Managing General Partners and reimbursed related parties for other investment expenses of $860,996. In addition, $16,000 was paid to the Individual General Partners as compensation for their services. The Partnership paid other investment expenses and interest expense of $217,921 and $10,484, respectively. Interest income of $28,074 was received.

During the six months ended June 30, 2002, the Partnership funded equity investments of $81,500 primarily to a company in the information technology industry. Repayments of notes receivable were $125,000. Proceeds from term borrowings totaled $1,147,180. At June 30, 2002, there were unfunded commitments of $79,500.

Cash and cash equivalents at June 30, 2002, were $101,684. Future proceeds from investment sales along with Managing General Partner support are expected to be adequate to fund partnership operations through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net decrease in partners' capital resulting from operations was $1,068,567 for the quarter ended June 30, 2002, compared to a net increase in partners' capital resulting from operations of $916,318 for the same period in 2001.

Net unrealized depreciation on equity investments was $2,862,021 at June 30, 2002, compared to net unrealized depreciation of $2,293,988 at March 31, 2002. During the quarter ended June 30, 2002, the Partnership recorded an increase in net unrealized depreciation on equity investments of $568,033 compared to a decrease in net unrealized depreciation of $1,259,462 during 2001. In 2002, the increase in unrealized depreciation was primarily attributable to decreases in the market prices of publicly-traded portfolio companies in the medical/biotechnology industry. The change in 2001 was primarily attributable to increases in the market prices of publicly-traded portfolio companies in the medical/biotechnology industry.

During the quarter ended June 30, 2002, realized loss from the write-off of notes receivable totaled $125,000 and related to notes receivable from Thermatrix Inc. which were partially repaid and the remainder written off. There were no amounts written off in the corresponding quarter of 2001.

During the quarter ended June 30, 2002, the Partnership recorded no realized gains from venture capital limited partnership investments.
During the same period in 2001, there were gains of $96,616. The gains represent distributions from profits of venture capital limited partnership investments.

Total investment expenses were $387,034 and $460,139 for the quarters ended June 30, 2002 and 2001, respectively. The decrease is primarily attributable to decreased professional fees.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

Current six months compared to corresponding six months in the preceding
-----------------------------------------------------------------------
year
----

Net decrease in partners' capital resulting from operations was $1,499,167 for the six months ended June 30, 2002, compared to a net decrease in partners' capital resulting from operations of $3,090,212 for the same period in 2001.

Net unrealized depreciation on equity investments was $2,862,021 at June 30, 2002, compared to net unrealized depreciation of $1,542,720 at December 31, 2001. During the six months ended June 30, 2002, the Partnership recorded an increase in net unrealized depreciation on equity investments of $1,319,301 compared to an increase in net unrealized depreciation of $2,247,700 during 2001. The increases in 2002 and 2001 were primarily attributable to decreases in the market prices of publicly-traded portfolio companies in the medical/biotechnology industry.

Other income was $666,667 for the six months ended June 30, 2002. In October 2000, Kanematsu Corporation, a creditor of one of the Partnership's portfolio companies, initiated an arbitration proceeding against the Partnership, two affiliated partnerships, and a fourth co-investor. Kanematsu was seeking to recover $2,000,000, the purchase price in a contract by which the Partnership and the other entities were alleged to have agreed to purchase certain debt securities of the portfolio company from Kanematsu. The Partnership and affiliated partnerships asserted counterclaims against Kanematsu. On February 12, 2002, the Partnership, affiliated partnerships and the co-investor were awarded $4,000,000 and all of Kanematsu's claims were denied. The award is in full settlement of all claims and counterclaims. Kanematsu has filed a complaint in federal district court regarding the arbitration; however, Kanematsu has not filed a motion to vacate the award. A ruling on the complaint is still pending. The Partnership has recognized revenue and a receivable of $666,667 as of February 12, 2002, for its proportionate share of the award. There was no such income in the corresponding period of 2001.

Net unrealized depreciation on notes receivable was $4,729,905 and $4,884,862 at June 30, 2002 and December 31, 2001, respectively. During the six months ended June 30, 2002, the net decrease in unrealized depreciation of notes receivable of $154,957 was primarily due to the partial payment and subsequent write-off of notes receivable from Thermatrix Inc. During the six months ended June 30, 2001, the Partnership recorded a $152,343 decrease primarily attributable to a decrease in the fair value of notes receivable issued to Thermatrix Inc.

For the six months ended June 30, 2002, there were equity investment sales. For the six months ended June 30, 2001, net realized loss from sales of equity investments of $306,759 primarily related to the sale of Efficient Networks, Inc.

During the six months ended June 30, 2002, the Partnership recorded no realized gains from venture capital limited partnership investments. During the same period in 2001, there were gains of $295,343. The gains represented distributions from profits of venture capital limited partnership investments.

During the six months ended June 30, 2002, realized loss from the write-off of notes receivable totaled $125,000 and related to notes receivable from Thermatrix Inc. which were partially repaid and the remainder written off. There were no amounts written off in the corresponding period of 2001.

Total investment expenses were $898,925 and $738,339 for the six months ended June 30, 2002 and 2001, respectively. The increase is primarily attributable to increased investment monitoring activity and increased administrative and investor services costs, partially offset by decreased professional fees.

II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) A report on Form 8-K was filed by the Registrant on June 28, 2002, to report the appointment of Grant Thornton LLP as the Partnership's public accountants. No financial statements were filed.

                             CERTIFICATION
                             -------------

The undersigned hereby certifies, to such officer's knowledge, that this report fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the financial condition and results of operation of the Partnership.



Date:  August 14, 2002    By:     /s/Charles R. Kokesh
                               --------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Limited



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

                         TECHNOLOGY FUNDING VENTURE PARTNERS IV,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              TECHNOLOGY FUNDING LTD.
                              Managing General Partners




Date:  August 14, 2002    By:         /s/Charles R. Kokesh
                               --------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Limited