Form 10-Q
period 2002-09-30
TECHNOLOGY FUNDING VENTURE PARTNERS IV
filed 2002-11-14
CIK 826595

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2002

                                 OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

            For the transition period from N/A to N/A
                                           ---    ---

                      Commission File No. 814-55

TECHNOLOGY FUNDING VENTURE PARTNERS IV, AN AGGRESSIVE GROWTH FUND, L.P.
-----------------------------------------------------------------------
         (Exact name of Registrant as specified in its charter)

          Delaware                         94-3054600
 ------------------------------     ---------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)

1107 Investment Blvd., Suite 180
Eldorado Hills, California                                     95762
-------------------------------------                        ---------
(Address of principal executive offices)                     (Zip Code)

                              (916)941-1400
             --------------------------------------------------
            (Registrant's telephone number, including area code)

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                             (unaudited)
                                            September 30,      December 31,
                                                2002              2001
                                            -------------      ------------
ASSETS

Investments:
 Equity investments (cost of $5,493,084
 and $5,411,903 for September 30, 2002
 and December 31, 2001, respectively)         $2,666,965         $3,869,183
 Notes receivable (cost of $13,061
 and $ 4,994,413 for September 30, 2002
 and December 31, 2001, respectively)              6,531            109,551
                                               ---------          ---------
   Total investments                          $2,673,496          3,978,734

Cash and cash equivalents                         79,030             11,967
Other receivables                                666,667                 --
Other assets                                       1,013              1,246
                                               ---------          ---------
   Total assets                               $3,420,206         $3,991,947
                                               =========          =========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses         $   34,552         $   89,601
Due to related parties                             5,162            237,830
Short-term borrowings                          1,147,180                 --
Other liabilities                                     79                 --
                                               ---------          ---------
   Total liabilities                           1,186,973            327,431

Commitments and contingencies
  See Note 9.

Partners' capital:
 Limited Partners (400,000 Units outstanding)  5,882,061          7,095,208
 General Partners                             (3,648,828)        (3,430,692)
                                               ---------          ---------
   Total partners' capital                     2,233,233          3,664,516
                                               ---------          ---------
   Total liabilities and partners' capital    $3,420,206         $3,991,947
                                               =========          =========

The accompanying notes are an integral part of these financial statements.


STATEMENTS OF INVESTMENTS
-------------------------

                                         Principal
                                         Amount or   September 30, 2002      December 31, 2001
Industry                                 Shares at   ------------------      -----------------
(1)                         Investment September 30, Cost       Fair         Cost        Fair
Company           Position  Date           2002      Basis      Value        Basis       Value
-------------     --------  ----------  -----------  -----      -----        -----       -----

Equity Investments
------------------

Communication
-------------
1.6% and 3.1% at September 30, 2002 and December 31, 2001, respectively
-----------------------------------------------------------------------
VOIS, Inc.         Other        1999-
                   investment   2000     $ 5,200  $    5,200 $        0 $    10,911 $        0
iVillage, Inc.     Common       1996-
                   shares       2000      60,848     411,165     35,291     411,165    115,611
                                                   ---------  ---------  ----------  ---------
                                                     416,365     35,291     422,076    115,611
                                                   ---------  ---------  ----------  ---------
Environmental
-------------
53.3% and 28.4% at September 30, 2002 and December 31, 2001, respectively
-------------------------------------------------------------------------
SunPower
 Corporation       Preferred    1990-
 (a) (b)           shares       1994          --          --         --   1,179,051    988,296
SunPower
 Corporation       Common       1990-
 (a) (b)           shares       1994   1,165,217   1,179,051  1,136,087          --         --
SunPower           Common share
 Corporation       warrant
 (a) (b)           at $.06;
                   expiring
                   2005         2000     469,455           0          0           0          0

STATEMENTS OF INVESTMENTS (continued)
------------------------------------
SunPower
 Corporation       Convertible
 (a) (b)           note (2)     2002     $52,000      52,480     52,480      50,790     50,790
Triangle
 Biomedical        Common
 Sciences, Inc.(a) shares       1999         366      10,248      1,025      10,248      1,025
Triangle           Common share
 Biomedical        warrant
 Sciences, Inc.(a) at $28.00;
                   expiring
                   2009         1999         366         366         37         366         37
                                                   ---------  ---------  ----------  ---------
                                                   1,242,145  1,189,629   1,240,455  1,040,148
                                                   ---------  ---------  ----------  ---------
Information Technology
----------------------
7.4% and 5.1% at September 30, 2002 and December 31, 2001, respectively
-----------------------------------------------------------------------
WorldRes, Inc.    Common       1997-
 (a) (b)          shares       1999      155,918     619,687    140,326     619,687    187,102
WorldRes, Inc.    Convertible
 (a) (b)          note (2)     2002      $79,500      82,987     24,895          --         --
WorldRes, Inc.    Common and
 (a) (b)          preferred
                  share
                  warrants at
                  $3.00-$3.70
                  expiring     1997-
                  2002-2007    2002       15,530          82          0          82          0
                                                   ---------  ---------  ----------  ---------
                                                     702,756    165,221     619,769    187,102
                                                   ---------  ---------  ----------  ---------


STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Medical/Biotechnology
---------------------
31.3% and 46.4% at September 30, 2002 and December 31, 2001, respectively
-------------------------------------------------------------------------
Endocare, Inc.     Common       1996-
 (b) (c)           shares       2000      49,764     163,874    356,062     163,874    446,135
Genstar
 Therapeutic
 Corporation       Common
 (b) (c)           share        1999     438,366     320,242     87,673     320,242    541,382
Genstar            Common
 Therapeutic       share
 Corporation       warrants at
 (b)               $0.30-$0.74;
                   expiring     1998-
                   2005-2006    1999     291,667           0      8,333           0    288,959
Molecular
 Geriatrics        Common
 Corporation (a)   shares       1993      23,585     125,000      2,123     125,000      2,123
Periodontix,       Preferred
 Inc. (a)          shares       1998     106,122     259,999          0     259,999          0
Periodontix,       Convertible
 Inc. (a)          note (2)     1999     $37,000      47,308        947      45,094     24,494
Physiometrix,      Common
 Inc.              shares       1996     126,791      53,793    124,255      53,793    276,404
Sanarus
 Medical,          Preferred    1999-
 Inc. (a) (b)      shares       2001     138,531     215,000    119,766     215,000    119,766
Sanarus            Preferred
 Medical,          share
 Inc. (a) (b)      warrants
                   at exercise
                   price TBD;
                   expiring
                   2006         2001          55          55         28          54          27
                                                   ---------  ---------  ----------   ---------
                                                   1,185,271    699,187   1,183,056   1,699,290
                                                   ---------  ---------  ----------   ---------


STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Microelectronics
----------------
7.6% and 1.2% at September 30, 2002 and December 31, 2001, respectively
------------------------------------------------------------------------
KOR Electronics,   Preferred    1989-
 Inc. (a) (b)      shares       1995   3,571,024   1,130,390     169,559  1,130,390      42,390
                                                   ---------   --------- ----------   ---------
                                                   1,130,390     169,559  1,130,390      42,390
                                                   ---------   --------- ----------   ---------
Venture Capital Limited Partnership Investments
-----------------------------------------------
18.3% and 21.4% at September 30, 2002 and December 31, 2001, respectively
-------------------------------------------------------------------------
El Dorado          Ltd.
 Ventures III, L.P.Partnership
 (a)               interests  various   $250,000     212,460    106,230     212,460     30,578
Medical Science    Ltd.
 Partners, L.P.    Partnership
 (a)               interests  various   $500,000     187,246     93,623     187,246    194,394
Newtek             Ltd.
 Ventures II, L.P. Partnership
 (a)               interests  various   $859,914     330,328    165,164     330,328    510,285
Onset Enterprises  Ltd.
 Associates, L.P.  Partnership
 (a)               interests  various   $500,000      45,000     22,500      45,000     38,460
Utah Ventures      Ltd.
 Limited           Partnership
 Partnership (a)   interests  various   $250,000      41,123     20,561      41,123     10,925
                                                   ---------  ---------  ----------  ---------
                                                     816,157    408,078     816,157    784,642
                                                   ---------  ---------  ----------  ---------
Total equity investments 119.5% and 105.6% at
 September 30, 2002 and December 31, 2001,
 respectively                                      5,493,084  2,666,965   5,411,903  3,869,183
                                                   ---------  ---------  ----------  ---------


STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Notes Receivable, Net
---------------------

Avalon Vision      Secured
 Solutions, Inc.   note, 16%,
                   due 2004     1999     $11,676      13,061      6,531      12,303      6,151
Sutmyn             Secured
 Storage           note, 50%,
 Corporation       due on
 (b)               demand       2000          --          --         --   4,723,610          0
Thermatrix Inc.    Unsecured
                   note, 12%
                   due on
                   demand       2001          --          --         --     258,500    103,400
                                                   ---------  ---------  ----------  ---------
Total notes receivable 0.3% and 3.0% at
 September 30, 2002 and December 31, 2001,
 respectively                                             --      6,531   4,994,413    109,551
                                                   ---------  ---------  ----------  ---------
Total investments 119.8% and 108.6% at
 September 30, 2002 and December 31, 2001,
 respectively                                     $5,506,145 $2,673,496 $10,406,316 $3,978,734
                                                   =========  =========  ==========  =========
Legends and footnotes:
--  No investment held at end of period.
 0  Investment active with a cost basis or fair value of zero.
(a) Equity security acquired in a private placement transaction; resale may be subject to certain selling restrictions.
(b) Portfolio company is an affiliate of the Partnership; resale may be subject to certain selling restrictions.
(c) Security pledged as collateral for borrowing. (See Note 8.)
(1) Represents the total fair value of a particular industry segment as a percentage of partners'
capital at 09/30/02 and 12/31/01.
(2) The Partnership has no income-producing equity investments except for convertible notes which include accrued interest.  Interest rates on such notes are 3.21-8.75 percent.


The accompanying notes are an integral part of these financial statements.



STATEMENT OF OPERATIONS (unaudited)
----------------------------------

                                               For the Three Months           For the Nine Months
                                               Ended September 30,            Ended September 30,
                                               --------------------           -------------------
                                               2002            2001           2002           2001
                                               ----            ----           ----           ----
Investment income:
 Notes receivable interest               $     3,289    $    13,717     $    23,481   $    41,072
 Short-term investment interest                   61          2,868           2,304        35,099
                                           ---------      ---------       ---------     ---------
  Total investment income                      3,350         16,585          25,785        76,171

Investment expenses:
 Management fees                               8,514         17,707          28,474        61,640
 Individual General Partners' compensation    12,500         16,575          28,500        55,206
 Investment operations                        21,229         24,100         128,886       110,759
 Administrative and investor services        137,545        189,284         747,381       519,598
 Professional fees                            19,871         69,184          94,382       218,047
 Computer services                            17,635         37,907          78,112       103,004
 Interest expense                                 --             --          10,484        24,842
                                           ---------      ---------       ---------     ---------
  Total investment expenses                  217,294        354,757       1,116,219     1,093,096
                                           ---------      ---------       ---------     ---------
Net investment loss                         (213,944)      (338,172)     (1,090,434)   (1,016,925)
                                           ---------      ---------       ---------     ---------
 Net realized loss from
  sales of equity investments                     --        (40,000)             --      (346,759)
 Realized gain from venture capital
  limited partnership investments             18,036             --          18,036       295,343
 Realized gain from recovery of
   investments previously written off        228,125             --         228,125            --
 Realized loss from
   investment write off                   (4,723,610)    (1,493,088)     (4,848,610)   (1,493,088)
                                           ---------      ---------       ---------     ---------
Net realized loss                         (4,477,449)    (1,533,088)     (4,602,449)   (1,544,504)
                                           ---------      ---------       ---------     ---------


STATEMENT OF OPERATIONS (unaudited) (continued)
----------------------------------------------

Decrease (increase) in unrealized
  depreciation:
  Equity investments                          35,902     (1,093,077)     (1,283,399)   (3,340,777)
  Notes receivable                         4,723,375           (152)      4,878,332      (152,495)
                                           ---------      ---------       ---------     ---------
Net decrease (increase) in
 unrealized depreciation                   4,759,277     (1,093,229)      3,594,933    (3,493,272)
                                           ---------      ---------       ---------     ---------

Other income                                      --             --         666,667            --
                                           ---------      ---------       ---------     ---------

Net increase (decrease) in partners'
 capital resulting from operations       $    67,884    $(2,964,489)    $(1,431,283)  $(6,054,701)
                                           =========      =========       =========     =========
Net increase (decrease) in partners'
 capital resulting from
 operations per Unit                     $      0.05    $     (6.09)    $     (3.03)  $    (12.28)
                                           =========      =========       =========     =========

















The accompanying notes are an integral part of these financial statements.


STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                    For the Nine Months Ended September 30,
                                    ---------------------------------------
                                             2002                2001
                                          ----------         -----------
Net decrease in partners' capital
 resulting from operations               $(1,431,283)        $(6,054,701)

Adjustments to reconcile decrease
 in partners' capital resulting
 from operations to net cash used
 by operating activities:
 Net realized loss from sales
  of equity investments                           --             346,759
 Realized gain from venture capital
  limited partnership investments            (18,036)           (295,343)
 Realized loss from
  investment write-off                     4,848,610           1,493,088
 Realized gain from recovery of
  investments previously written off        (228,125)                 --
 Net increase (decrease) in unrealized
  depreciation:
   Equity investments                      1,283,399           3,340,777
   Notes receivable                       (4,878,332)            152,495
 Increase in other receivable               (666,667)                 --
 Decrease (increase) in accrued
  interest on notes receivable                   350             (13,226)
 (Decrease) increase in due to related
   parties                                  (232,668)             42,633
 Decrease in accounts payable and
  accrued expenses                           (55,049)            (30,327)
 Other changes, net                            6,023              (1,941)
                                           ---------           ---------
Net cash used by operating activities     (1,371,778)         (1,019,786)
                                           ---------           ---------


STATEMENTS OF CASH FLOWS (unaudited) (continued)
-----------------------------------------------

Cash flows from investing activities:
 Purchase of equity investments              (79,500)           (108,000)
 Notes receivable issued                          --            (250,000)
 Repayments of notes receivable              125,000             197,281
 Proceeds from sales of equity
  investments                                     --             357,713
 Proceeds from recovery of
  investments previously written off         228,125                  --
 Distributions from venture capital
  limited partnership investments             18,036               4,888
                                           ---------           ---------
Net cash provided by investing
 activities                                  291,661             201,882
                                           ---------           ---------
Cash flows from financing activities:
 Repayment of short-term borrowings               --          (1,100,000)
 Proceeds from term borrowing              1,147,180                  --
                                           ---------           ---------
Net cash provided (used) by financing
 activities                                1,147,180          (1,100,000)
                                           ---------           ---------
Net increase (decrease) in cash
  and cash equivalents                        67,063          (1,917,904)

Cash and cash equivalents at
  beginning of year                           11,967           2,182,634
                                           ---------           ---------
Cash and cash equivalents                $    79,030          $  264,730
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

2.     Uncertain Future of the Partnership
       -----------------------------------

The uncertainties arising from the timing of future liquidation events raise substantial doubt about the Partnership's ability to continue as a going concern. The accompanying interim financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Partnership has been advised by its independent public accountants that should the uncertainties surrounding the Partnership's future operations remain unresolved at year-end, their report on those financial statements will be modified for that contingency.

3.     Provision for Income Taxes
       --------------------------

No provision for income taxes has been made by the Partnership as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

The accompanying financial statements are prepared using accounting principles generally accepted in the United States which may not equate to tax accounting. The cost of investments on a tax basis at September 30, 2002 and December 31, 2001, was $8,113,005 and $8,399,984, respectively.
At September 30, 2002 and December 31, 2001, gross unrealized depreciation on investments based on cost for federal income tax purposes was as follows:



                                      September 30,  December 31,
                                          2002           2001
                                      -------------  ------------
Unrealized appreciation               $   302,010    $ 1,241,560
Unrealized depreciation                (5,741,519)    (5,662,810)
                                        ---------      ---------
Net unrealized depreciation           $(5,439,509)   $(4,421,250)
                                        =========      =========

4.     Related Party Transactions
       --------------------------

Related party costs are included in investment expenses shown on the Statements of Operations. Related party costs for the nine months ended September 30, 2002 and 2001, were as follows:

                                                2002          2001
                                               -------       -------
   Management fees                            $ 28,474      $ 61,640
   Individual General Partners' compensation    28,500        55,206
   Reimbursable operating expenses             786,772       597,446


Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual periodically. There were $5,162 and $230,828 due to related parties at September 30, 2002 and December 31, 2001, respectively, related to such expenses.

There were no management fees due to the Managing General Partners at September 30, 2002. There were $7,002 in management fees due December 31, 2001. These fees were included in due to related parties.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. Any such profit is allocated amongst the Partnership and affiliated partnerships based upon their proportionate investment in the portfolio company. At September 30, 2002, the Partnership and affiliated partnerships had an indirect interest in non-transferable Physiometrix, Inc., Endocare, Inc. and Genstar Therapeutics Corporation options with a fair value of $164,581.




5.     Equity Investments
       ------------------

All investments are valued at fair value as determined in good faith by the Managing General Partners.

Marketable Equity Securities
----------------------------

At September 30, 2002 and December 31, 2001, marketable equity securities had aggregate costs of $464,958, and aggregate market values of $159,546 and $392,015, respectively. The net unrealized loss at September 30, 2002 and December 31, 2001, included gross gains of $70,462 and $234,990, respectively.

Restricted Securities
---------------------

At September 30, 2002 and December 31, 2001, restricted securities had aggregate fair values of $2,507,419 and $3,477,168, respectively, representing 112.3 percent and 94.9 percent, respectively, of the net assets of the Partnership.

Significant purchases and sales of equity investments during the nine months ended September 30, 2002, are as follows:

Sunpower Corporation
--------------------

The company converted the Partnership's preferred shares into 1,165,217 common shares in August 2002.

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

Subsequent Events
-----------------

Subsequent to September 30, 2002, the fair value of the Partnership's investment in Endocare, Inc. decreased by $280,420 as a result of a decrease in the publicly-traded price on November 8, 2002.



6.     Notes Receivable
       ----------------

Activity from January 1 through September 30 consisted of:

                                                 2002          2001
                                               --------      --------
Balance at January 1                        $   109,551     $ 220,252

  Notes receivable issued                            --       250,000
  Repayment of notes receivable                (125,000)     (197,281)
  Write off of notes receivable and
   accrued interest                          (4,848,610)           --
  Change in accrued interest receivable          (7,742)       (4,624)
  Net decrease (increase) in unrealized
   depreciation of notes receivable           4,878,332      (152,495)
                                              ---------       -------
Balance at September 30                     $     6,531     $ 115,852
                                              =========       =======

The interest rate on notes receivable at September 30, 2002 was 16 percent. All notes are due on in 2004.

In April 2002, the Partnership received a $125,000 payment on a $250,000 note receivable from Thermatrix Inc. Accrued interest of $23,178 was paid in full. The remaining portion of the note, $125,000, was written off. During the third quarter of 2002, the Partnership recovered from Thermatrix Inc. $125,000 for the portion of the note written off.

In September 2002, notes receivable and accrued interest due from Sutmyn Storage Corporation in the amount of $4,723,610 were written off. The fair value of these notes was reduced to zero during 2000 and it has been determined by the Managing General Partners that there will be no recovery on the notes as the company has ceased operations.

7.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at September 30, 2002 and December 31, 2001 consisted of:

                                                 2002             2001
                                                ------           ------
Demand accounts                               $ 77,664         $ 10,009
Money-market accounts                            1,366            1,958
                                               -------          -------
     Total                                    $ 79,030         $ 11,967
                                               =======          =======



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


9.     Commitments and Contingencies
       -----------------------------

From time to time the Partnership becomes a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity investment fundings, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are not recognized in the financial statements. At September 30, 2002, unfunded commitments totaled $79,500.

In October 2000, Kanematsu Corporation, a creditor of one of the Partnership's portfolio companies, initiated an arbitration proceeding against the Partnership, two affiliated partnerships, and a fourth co-investor. Kanematsu was seeking to recover $2,000,000, the purchase price in a contract by which the Partnership and the other entities were alleged to have agreed to purchase certain debt securities of the portfolio company from Kanematsu. The Partnership and affiliated partnerships asserted counterclaims against Kanematsu. On February 12, 2002, the Partnership, affiliated partnerships and the co-investor were awarded $4,000,000 and all of Kanematsu's claims were denied. The award is in full settlement of all claims and counterclaims. Kanematsu immediately filed a petition to vacate the award, and on October 9, 2002 the original award was upheld by the Federal District Court. Kanematsu has filed an appeal seeking to overturn the court's confirmation of the arbitration decision. The Partnership has recognized revenue and a receivable of $666,667 as of February 12, 2002, for its proportionate share of the award.

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




10.    Financial Highlights
       --------------------

                                For The Nine Months Ended September 30,
                                ---------------------------------
                                           2002          2001
                                          ------        ------
(all amounts on a per Unit basis)
Net asset value,
 beginning of period                       $6.57       $13.98

Loss from investment operations:
  Net investment loss                      (0.85)       (2.03)
  Net realized and unrealized loss
   on investments                          (2.18)      (10.25)
                                            ----        -----
  Total from investment
   operations                              (3.03)      (12.28)
                                            ----        -----
Net asset value, end of period             $3.54       $ 1.70
                                            ====        =====


Total Return                              (46.14)%     (87.84)%

Ratios to average net assets:

 Net investment loss                      (16.76)%     (25.94)%

 Expenses                                  55.19%       34.85%


Pursuant to the Partnership Agreement, net profit shall be allocated first to those Partners with deficit capital account balances until such deficits have been eliminated. The Partnership Agreement also requires the General Partners to contribute capital in the amount equal to any remaining capital deficit upon liquidation. The net asset values shown above assume the Partnership is in liquidation and capital has been contributed by the General Partners equal to the amount of deficit capital after liquidation at September 30, 2002. The loss from investment operations assumes ongoing operations. As of September 30, 2002, the General Partners have a negative capital balance of $3,648,828. Net asset value has been calculated in accordance with these provisions of the Partnership Agreement.


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

The uncertainties arising from the timing of future liquidation events raise substantial doubt about the Partnership's ability to continue as a going concern. The accompanying interim financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Partnership has been advised by its independent public accountants that should the uncertainties surrounding the Partnership's future operations remain unresolved at year-end, their report on those financial statements will be modified for that contingency.

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

During the nine months ended September 30, 2002, net cash used by operating activities totaled $1,371,778. The Partnership paid management fees of $35,476 to the Managing General Partners and reimbursed related parties for other investment expenses of $1,009,672. In addition, $28,500 was paid to the Individual General Partners as compensation for their services. The Partnership paid other investment expenses and interest expense of $313,781 and $10,484, respectively. Interest income of $26,135 was received.

During the nine months ended September 30, 2002, the Partnership funded equity investments of $79,500 to a company in the information technology industry. Cash distributions of $18,036 were received from venture capital limited partnership investments. The Partnership received $228,125 as a recovery of investments in Thermatrix Inc. which were previously written off. Repayments of notes receivable were $125,000. Proceeds from term borrowings totaled $1,147,180. At September 30, 2002, there were unfunded commitments of $79,500.

Cash and cash equivalents at September 30, 2002, were $79,030. Future proceeds from investment sales along with Managing General Partner support are expected to be adequate to fund partnership operations through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net increase in partners' capital resulting from operations was $67,884 for the quarter ended September 30, 2002, compared to a net decrease in partners' capital resulting from operations of $2,964,489 for the same period in 2001.

Realized loss from investment write offs total $4,723,610 during the quarter ended September 30, 2002, and relate to notes and interest receivable from Sutmyn Storage Corporation. The fair value of these notes was reduced to zero during 2000 and it has been determined by the Managing General Partners that there will be no recovery on the notes as the company has ceased operations. During the quarter ended September 30, 2001, realized loss from investment write offs totaled $1,493,088. This amount related to the write off of investments in Adesso Healthcare Technology Services, Inc.

Net unrealized depreciation on notes receivable was $6,530 and $4,729,905 at September 30, and June 30, 2002, respectively. During the quarter ended September 30, 2002, the net decrease in unrealized depreciation of notes receivable of $4,723,375 was mainly attributable to the write off of notes receivable from Sutmyn Storage Corporation. During the quarter ended September 30, 2001, the Partnership recorded a $152 decrease in the fair value of notes receivable.

Net unrealized depreciation on equity investments was $2,826,119 at September 30, 2002, compared to net unrealized depreciation of $2,862,021 at June 30, 2002. During the quarter ended September 30, 2002, the Partnership recorded a decrease in net unrealized depreciation on equity investments of $35,902 compared to an increase in net unrealized depreciation of $1,093,077 during 2001. In 2002, the decrease in unrealized depreciation was primarily attributable to increases in fair values of private portfolio companies in the environmental and microelectronics industries, partially offset by decreases in the fair value of investments in venture capital limited partnerships. The change in 2001 was primarily attributable to decreases in the market prices of publicly-traded portfolio companies in the medical/biotechnology industry, partially offset by the write off of Adesso Healthcare Technology Services, Inc.

During the quarter ended September 30, 2002, the Partnership recovered $228,125 from Thermatrix Inc. for equity and note receivable investments previously written off. This was recorded as a realized gain. There were no recoveries during the same period in 2001.

Total investment expenses were $217,294 and $354,757 for the quarters ended September 30, 2002 and 2001, respectively. The decrease is primarily attributable to decreased administrative and investor services costs and decreased professional fees.

For the quarter ended September 30, 2002, there were no sales of equity investments. Realized loss from equity sales totaled $40,000 in the quarter ended September 30, 2001 and primarily related to the sale of Sonic Innovations, Inc.

During the quarter ended September 30, 2002, there were gains of $18,036 from venture capital limited partnership investments. During the same period in 2001, there were no net realized gains. The gains represented distributions from profits of venture capital limited partnership investments.

During the quarter ended September 30, 2002, interest income was $3,350. For the quarter ended September 30, 2001, interest income was $16,585.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

Current nine months compared to corresponding nine months in the preceding
---------------------------------------------------------------------------
year
----

Net decrease in partners' capital resulting from operations was $1,431,283 for the nine months ended September 30, 2002, compared to a net decrease in partners' capital resulting from operations of $6,054,701 for the same period in 2001.
During the nine months ended September 30, 2002, realized loss from investment write offs total $4,848,610. The fair value of notes receivable and accrued interest due from Sutmyn Storage Corporation in the amount of $4,723,610 was reduced to zero during 2000. It has been determined by the Managing General Partners that there will be no recovery on the notes as the company has ceased operations; therefore the cost of these notes should be written off. The Partnership wrote off a $125,000 investment in a note receivable from Thermatrix Inc. which was subsequently recovered and realized as a gain. During the nine months ended September 30, 2001, realized loss from investment write offs totaled $1,493,088. This amount related to the write off of investments in Adesso Healthcare Technology Services, Inc.

Net unrealized depreciation on notes receivable was $6,530 and $4,884,862 at September 30, 2002 and December 31, 2001, respectively. During the nine months ended September 30, 2002, the net decrease in unrealized depreciation of notes receivable of $4,878,332 was mainly attributable to the write off of notes receivable from Sutmyn Storage Corporation. During the nine months ended September 30, 2001, the Partnership recorded a $152,495 decrease in the fair value of notes receivable issued to Thermatrix Inc.

Net unrealized depreciation on equity investments was $2,826,119 at September 30, 2002, compared to net unrealized depreciation of $1,542,720 at December 31, 2001. During the nine months ended September 30, 2002, the Partnership recorded an increase in net unrealized depreciation on equity investments of $1,283,399 compared to an increase in net unrealized depreciation of $3,340,777 during 2001. In 2002, the increase in net unrealized depreciation was mainly attributable to decreases in the market values of publicly-traded companies in the communications and medical/biotechnology industries and decreases in the fair value of investments in venture capital limited partnerships, partially offset by an increase in the fair value of private portfolio companies in the environmental and microelectronics industries. The change in 2001 was primarily attributable to decreases in the market prices of publicly-traded portfolio companies in the medical/biotechnology industry, partially offset by the write off of Adesso Healthcare Technology Services, Inc.

Other income was $666,667 for the nine months ended September 30, 2002. In October 2000, Kanematsu Corporation, a creditor of one of the Partnership's portfolio companies, initiated an arbitration proceeding against the Partnership, two affiliated partnerships, and a fourth co-investor. Kanematsu was seeking to recover $2,000,000, the purchase price in a contract by which the Partnership and the other entities were alleged to have agreed to purchase certain debt securities of the portfolio company from Kanematsu. The Partnership and affiliated partnerships asserted counterclaims against Kanematsu. On February 12, 2002, the Partnership, affiliated partnerships and the co-investor were awarded $4,000,000 and all of Kanematsu's claims were denied. The award is in full settlement of all claims and counterclaims. Kanematsu immediately filed a petition to vacate the award, and on October 9, 2002 the original award was upheld by the Federal District Court. Kanematsu has filed an appeal seeking to overturn the court's confirmation of the arbitration decision. The Partnership has recognized revenue and a receivable of $666,667 as of February 12, 2002, for its proportionate share of the award. There was no such income in the corresponding period of 2001.

For the nine months ended September 30, 2002, there were no sales of equity investments. There were net realized losses from sales of equity investments of $346,759 for the nine months ended September 30, 2001, primarily related to the sale of Efficient Networks, Inc.

During the nine months ended September 30, 2002, the Partnership recovered $228,125 from Thermatrix Inc. for equity and note receivable investments previously written off. This was recorded as a realized gain. During the same period in 2001 there were no recoveries.

During the nine months ended September 30, 2002, interest income was $25,785. For the nine months ended September 30, 2001, interest income was $76,171.

During the nine months ended September 30, 2002, the Partnership recorded net realized gains from venture capital limited partnership investments of $18,036. During the same period in 2001, there were gains of $295,343. The gains represent distributions from profits of venture capital limited partnership investments.

Total investment expenses were $1,116,219 and $1,093,096 for the nine months ended September 30, 2002 and 2001, respectively. The change is primarily attributable to increased investment monitoring activity and personnel costs, partially offset by decreased management fees, computer services and professional fees.


Item 4.   Procedures and Controls

The undersigned is responsible for establishing and maintaining disclosure controls and procedures for Technology Funding Partners IV, L.P. Such officer has concluded (based upon his evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that Technology Funding Partners IV, L.P.'s disclosure controls and procedures are effective to ensure that information required to be disclosed by Technology Funding Partners IV, L.P. in this report is accumulated and communicated to Technology Funding Partners IV, L.P.'s management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The certifying officer also has indicated that there were no significant changes in Technology Funding Partners IV, L.P.'s internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.



                              CERTIFICATION
                              -------------

I, Charles R. Kokesh, President, Chief Executive Officer, Chief Financial Officer and Chairman of Technology Funding Inc. and Managing General Partner of Technology Funding Limited, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Technology Funding Partners IV, L.P.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me by others within the entity, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and
c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;
5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002    By:     /s/Charles R. Kokesh
                               --------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Limited

II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) On October 10, 2002, the Partnership filed its Amended and Restated Limited Partnership Agreement on Form 8-K.

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

                         TECHNOLOGY FUNDING VENTURE PARTNERS IV,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              TECHNOLOGY FUNDING LTD.
                              Managing General Partners

Date:  November 14, 2002    By:     /s/Charles R. Kokesh
                               --------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Limited

                             CERTIFICATIONS
                             --------------

In connection with the Technology Funding Partners IV, L.P. (the Partnership) Quarterly Report on Form 10-Q for the period ending September 30, 2002, as filed with the Securities and Exchange Commission (the Report), I Charles, R. Kokesh, President, Chief Executive Officer, Chief Financial Officer and Chairman of Technology Funding Inc. and Managing General Partner of Technology Funding Limited, certify, pursuant to 18 U.S.C. Section 1350, as added Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934; and

2. To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership as of and for the period covered by the Report.


Date:  November 14, 2002    By:     /s/Charles R. Kokesh
                               --------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Limited