Form 10-K
period 2002-12-31
TECHNOLOGY FUNDING VENTURE PARTNERS IV
filed 2003-03-25
CIK 826595

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934

                 For The Year Ended December 31, 2002

                                 OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

              For the transition period from N/A to N/A
                                             ---    ---

                      Commission File No. 814-55

TECHNOLOGY FUNDING VENTURE PARTNERS IV, AN AGGRESSIVE GROWTH FUND, L.P.
-----------------------------------------------------------------------
         (Exact name of Registrant as specified in its charter)

          DELAWARE                            94-3054600
-------------------------------    ----------------------------------
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
incorporation or organization)

1107 Investment Boulevard, Suite 180
El Dorado Hills, California                                   95762
---------------------------------------                     --------
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
Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.               [   ]
No active market for the Units of limited partnership interests (Units) exists, and therefore the market value of such Units cannot be determined.
Documents incorporated by reference:  Portions of the Registrant's
Proxy Statement relating to the Registrant's Meeting of Limited
Partners held on November 8, 2002 are incorporated by reference into
Part III of this Form 10-K where indicated.

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

The Partnership has elected to be a business development company under the Investment Company Act of 1940, as amended (the Act), and operates as a nondiversified investment company, as defined in the Act. The Partnership's term was extended for a two-year period to December 31, 1999, pursuant to unanimous approval by the Management Committee on December 5, 1997. In April 1999, the Management Committee further extended the term of the Partnership to December 31, 2001. At a special meeting on September 7, 2001, the Limited Partners elected to extend the term of the Partnership to December 31, 2002 and for up to three one-year extensions through December 31, 2005. On March 15, 2002, the Management Committee unanimously approved a one-year extension of the Partnership to December 31, 2003. On November 8, 2002, the Limited Partners approved an additional one-year extension to the term of the Partnership through December 31, 2006.

Item 2.  PROPERTIES
------   ----------

The Registrant has no material physical properties.

Item 3.  LEGAL PROCEEDINGS
------   -----------------

In October 2000, Kanematsu Corporation, a creditor of one of the Partnership's portfolio companies, initiated an arbitration proceeding against the Partnership, two affiliated partnerships, and a fourth co-investor. Kanematsu was seeking to recover $2,000,000, the purchase price in a contract by which the Partnership and the other entities were alleged to have agreed to purchase certain debt securities of the portfolio company from Kanematsu. The Partnership and affiliated partnerships asserted counterclaims against Kanematsu. On February 12, 2002, the Partnership, affiliated partnerships and the co-investor were awarded $4,000,000 and all of Kanematsu's claims were denied. The award is in full settlement of all claims and counterclaims. The Partnership recognized revenue and a receivable of $666,667 as of February 12, 2002, for its proportionate share of the award. Kanematsu immediately filed a petition to vacate the award, and on October 9, 2002, the United States District Court issued an order confirming the arbitration award. Kanematsu appealed the order but in early November 2002 paid a forbearance fee of $200,000 in exchange for an option to settle all liabilities. On November 29, 2002, Kanematsu agreed to settle for $3,999,999. A decision on the allocation of the proceeds between the Partnership, affiliates and co-investor was reached in January 2003; however, a dispute of the legal fee has arisen. The Partnership received $774,298 on February 13, 2003, which represents its proportionate share of the settlement, less disputed legal fees, plus accrued interest. The Partnership recognized the additional revenue and receivable of $107,631 at December 31, 2002. Legal counsel for the Partnership is actively seeking to resolve the fee dispute and recover the remaining settlement proceeds for the Partnership.
The Partnership is unable to determine the amount of remaining settlement proceeds or disputed legal fees as of December 31, 2002.


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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

A special meeting of the Limited Partners of the Partnership was held on November 8, 2002. At that meeting, the Limited Partners ratified the appointment of Grant Thornton as independent certified public accountants of the Partnership (387,796 Units voting for, 3,738 Units voting against and 8,466 Units abstaining) and amended the Limited Partnership Agreement for the following items: 1) change the composition of the Management Committee to include only one representative from Technology Funding Ltd., the Managing General Partner, and no fewer than two Individual General Partners (379,074 Units voting for, 12,967 Units voting against and 7,959 Units abstaining), 2) increase the compensation each Individual General Partner receives for services rendered to the Partnership (331,151 Units voting for, 60,109 Units voting against and 8,740 Units abstaining), and 3) approve an additional one-year extension to the term of the Partnership through December 31, 2006, at the discretion of the Partnership's Management Committee (358,929 Units voting for, 33,554 Units voting against and 7,517 Units abstaining). No other matters were voted on at this meeting.


                                   PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
------   -------------------------------------------------------------
         MATTERS
         -------

        (a) There is no established public trading market for the Units.

        (b) At December 31, 2002, there were 7,871 record holders of
            Units.

        (c) The Registrant, being a partnership, does not pay dividends. Cash distributions, however, may be made to the partners pursuant to the Partnership Agreement.


Item 6.  SELECTED FINANCIAL DATA
------   -----------------------

                                           For the Years Ended and As of December 31,
                                    ---------------------------------------------------------------
                                     2002           2001          2000          1999          1998
                                    ------         ------        ------        ------        ------
Total investment income        $    29,278   $    78,566   $   803,943   $    46,467   $   119,497
Net investment loss             (1,401,764)   (1,488,740)   (1,647,314)   (1,176,106)   (1,461,264)
Net realized gain from
 venture capital limited
 partnership investments            18,036       295,343       911,025       982,946            --
Net realized (loss) gain from
 sales of equity investments      (163,956)     (346,759)    6,687,582      (663,218)      178,402
Realized gain from recovery of
 investments previously
 written off                       356,841        47,540            --            --         3,650
Realized loss from
 investment write-offs          (4,848,611)   (1,615,883)   (4,119,073)       (2,615)     (422,261)
(Increase) decrease in
 unrealized depreciation:
  Equity investments            (2,249,130)   (3,171,163)   (1,875,962)      405,078     1,358,307
  Notes receivable               4,874,425      (158,807)   (4,726,055)           --            --
Income from legal proceedings      774,298            --            --            --            --
Income from extinguishment
  of debt                          571,478            --            --            --            --
Net decrease in partners'
 capital resulting from
 operations                     (2,068,363)   (6,438,469)   (4,769,797)     (453,915)     (343,166)
Net decrease in partners'
 capital resulting from
 operations per Unit (1)             (4.36)       (13.08)        (8.97)        (0.57)        (0.67)
Total assets                     2,515,657     3,991,947    11,348,815    16,319,765    17,073,958
Distributions declared                  --            --     1,314,295            --     2,370,130
Distributions declared
 per Unit (2)                           --            --            --            --          4.39

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

The Partnership continues to experience decreases in partners' capital resulting from overall market declines and from operations. For the year ended December 31, 2002, the Partnership incurred a net decrease in partners' capital of $2,249,130. In addition, the Partnership's liquid assets, including unrestricted marketable equity investments, are not adequate to fund on going operations of the Partnership for 2003. These factors, among others, raise substantial doubt about the Partnership's ability to continue as a going concern. As a result, the Independent General Partners have tasked the Managing General Partners with examining a number of different options, including the possible early sale of some of the Partnership's private holdings. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

For the year ended December 31, 2002, net cash used by operating activities totaled $1,563,920. The Partnership paid management fees of $41,152 to the Managing General Partners and reimbursed related parties for operating expenses of $879,254 in 2002. In addition, $50,500 was paid to the Individual General Partners as compensation for their services. The Partnership prepaid operating expenses of $186,180 to related parties as part of an employee retention program. Other operating expenses of $423,061 were paid, interest paid on short-term borrowings was $10,404 and interest income of $26,631 was received.

For the year ended December 31, 2002, the Partnership funded equity investments of $79,500 to a portfolio company in the communications industry. Repayments of notes receivable provided cash of $125,000. The Partnership received cash distributions from venture capital limited partnerships totaling $18,036 and recovered $363,976 from investments that had been previously written off. The Partnership received $1,147,180 in short-term borrowings. At December 31, 2002, there were no unfunded commitments.

Cash and cash equivalents at December 31, 2002, were $22,739. In January 2002, the Partnership borrowed $562,968 and $584,212 from a financial institution and pledged its shares in Endocare, Inc. and GenStar Therapeutic Corporation as collateral, respectively. Due to the value of Endocare, Inc. dropping below 10 percent of the face value of the note, the note is currently in default. As a result, the financial institution that issued the note in exchange for the Partnership's pledge of Endocare, Inc. shares is now entitled to own the Endocare, Inc. shares. With the release of the shares to the financial institution, the Partnership's obligation to satisfy the note is fulfilled and the Partnership has recorded income of $571,478, which includes the value of the note and accrued interest payable of $8,510. The Partnership also recorded a loss on the sale of equity investments of $163,874 due to the release of the Endocare, Inc. shares. The remaining note bears interest at the London Interbank Offered Rate plus 1.5 percent, which is payable quarterly. The outstanding principal and any remaining accrued interest are due December 30, 2004. Future proceeds from investment sales and Managing General Partner support are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

2002 compared to 2001
---------------------

Net decrease in partners' capital resulting from operations was $2,068,383 in 2002 compared to $6,438,469 in 2001.

Unrealized depreciation on notes receivable investments was $10,437 and $4,884,862 at December 31, 2002 and 2001,
respectively. During the year ended December 31, 2002, the net decrease in unrealized depreciation of notes receivable of $4,874,425 was mainly attributable to the write off of notes issued to Sutmyn Storage Corporation. During the year ended December 31, 2001, the net increase in unrealized depreciation of notes receivable of $158,807 was primarily attributable to a decrease in the fair value of notes issued to Thermatrix Inc.

During 2002, the Partnership recorded realized losses from investment write-offs of $4,848,611, of which $4,723,611 represents the Partnership's total investment in Sutmyn Storage Corporation. The fair value of these notes was reduced to zero during 2000 and it has been determined by the Managing General Partners that there will be no recovery on the notes as the company has ceased operations. The remaining $125,000 represents notes issued to Thermatrix Inc. which were determined to be uncollectible. During 2001, there were realized losses from investment write-offs of $1,615,883, which represents the Partnership's total investments in Adesso Healthcare Technology Services, Inc. and Ascent Logic Corporation. Both companies ceased operations in 2001.

Unrealized depreciation on equity investments was $3,791,850 and $1,542,720 at December 31, 2002 and 2001, respectively. During the year ended December 31, 2002, the increase in net unrealized depreciation on equity investments of $2,249,130 was primarily a result of decreases in the market prices of publicly traded portfolio companies in the medical/biotechnology industry and decreases in the fair value of investments in venture capital limited partnerships.
During 2001, the increase in unrealized depreciation of equity investments of $3,171,163 was primarily attributable to decreases in the market prices of publicly traded portfolio companies in the medical/biotechnology industry, partially offset by the write off of Adesso Healthcare Technology Services, Inc.

Income from legal proceedings was $774,298 for the year ended December 31, 2002. In October 2000, Kanematsu Corporation, a creditor of one of the Partnership's portfolio companies, initiated an arbitration proceeding against the Partnership, two affiliated partnerships, and a fourth co-investor. Kanematsu was seeking to recover $2,000,000, the purchase price in a contract by which the Partnership and the other entities were alleged to have agreed to purchase certain debt securities of the portfolio company from Kanematsu. The Partnership and affiliated partnerships asserted counterclaims against Kanematsu. On February 12, 2002, the Partnership, affiliated partnerships and the co-investor were awarded $4,000,000 and all of Kanematsu's claims were denied. The award is in full settlement of all claims and counterclaims. The Partnership recognized revenue and a receivable of $666,667 as of February 12, 2002, for its proportionate share of the award. Kanematsu immediately filed a petition to vacate the award, and on October 9, 2002, the United States District Court issued an order confirming the arbitration award. Kanematsu appealed the order but in early November 2002 paid a forbearance fee of $200,000 in exchange for an option to settle all liabilities. On November 29, 2002, Kanematsu agreed to settle for $3,999,999. A decision on the allocation of the proceeds between the Partnership, affiliates and co-investor was reached in January 2003; however, a dispute of the legal fee has arisen. The Partnership received $774,298 on February 13, 2003, which represents its proportionate share of the settlement, less disputed legal fees, plus accrued interest The Partnership recognized the additional revenue and receivable of $107,631 at December 31, 2002. Legal counsel for the Partnership is actively seeking to resolve the fee dispute and recover the remaining settlement proceeds for the Partnership. The Partnership is unable to determine the amount of remaining settlement proceeds or disputed legal fees as of December 31, 2002. There was no such income in 2001.

Income from extinguishment of debt was $571,478 for the year ended December 31, 2002. In January 2002, the Partnership borrowed $562,968 and $584,212 from a financial institution and pledged its shares in Endocare, Inc. and GenStar Therapeutic Corporation as collateral, respectively. Due to the value of Endocare, Inc. dropping below 10 percent of the face value of the note, the note is currently in default. As a result, the financial institution that issued the note in exchange for the Partnership's pledge of Endocare, Inc. shares is now entitled to own the Endocare, Inc. shares. With the release of the shares to the financial institution, the Partnership's obligation to satisfy the note is fulfilled and the Partnership recorded income of $571,478, which includes the value of the note and accrued interest payable of $8,510. There was no such income in 2001.

Net realized loss from sales of equity investments totaled $163,596 in 2002 and was primarily related to the release of the Partnership's investment in Endocare, Inc. in satisfaction of a note payable. In 2001 there was a loss of $346,759 in 2001, which primarily resulted from the sale of Efficent Networks, Inc.

During 2002, the Partnership realized a gain of $356,841 for the recovery of investments previously written off. This relates primarily to investments in Thermatrix Inc. and Vois, Inc. During 2001, the Partnership realized a gain of $47,540.

During 2002, the Partnership recorded net realized gains from venture capital limited partnership investments of $18,036 as compared to gains of $295,343 during 2001. The gains represent distributions from profits of venture capital limited partnerships.

Investment expenses were $1,431,042 and $1,567,306 for 2002 and 2001, respectively. In 2002 the Managing General Partners billed the Partnership $58,593 and $17,820 for operating expenses incurred during 2001 and prior years, respectively. Had these expenses been billed in the prior years the investment expenses for 2002 and 2001 would have been $1,354,629 and $1,625,899, respectively. An increase in administrative and investor service costs from 2002 to 2001 was offset by decreases in management fees, investment operations costs, computer services costs, and professional fees.

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

During 2001, the Partnership recorded realized losses from investment write-offs of $1,615,883, which represents the Partnership's total investments in Adesso Healthcare Technology Services, Inc. and Ascent Logic Corporation. Both companies ceased operations in 2001. During 2000, the Partnership recorded realized losses from investment write-offs of $4,119,073, which represents the Partnership's total investment in Biex, Inc. and its existing equity investment in Thermatrix Inc. Biex, Inc. suspended operations in November 2000 after it was unable to obtain additional funding.

Unrealized depreciation on equity investments was $1,542,720 at December 31, 2001, as compared to unrealized appreciation of $1,628,443 at December 31, 2000. During the year ended December 31, 2001, the increase in net unrealized depreciation on equity investments of $3,171,163 was primarily attributable to decreases in the market prices of publicly traded portfolio companies in the medical/biotechnology industry, partially offset by the write off of Adesso Healthcare Technology Services, Inc. During 2000, the decrease in unrealized appreciation of equity investments of $1,875,962 was primarily attributable to the sale of equity investments resulting in a $1,498,346 decrease in unrealized appreciation as the appreciation was realized upon sale along with additional decreases in the value of the Partnership's marketable equity securities and the fair value of the partnership's investments in restricted securities. The decrease was partially offset by increases in portfolio companies in the medical/biotechnology industry and the venture capital limited partnerships and a $2,047,313 increase due to the write-down of Thermatrix Inc.

Investment expenses were $1,567,306 and $2,451,257 for 2001 and 2000, respectively. In the second quarter of 2000, the Managing General Partners billed the Partnership an additional $170,464 for investment management expenses incurred by the General Partners in prior years, but not previously billed to the Partnership. In the fourth quarter of 2000, the Managing General Partners billed the Partnership an additional $658,486 for operating expenses relating to prior years that had not been fully recovered as permitted by the Partnership Agreement. If these expenses had been billed in prior years, investment expenses for 2000 would have been $1,622,307. The decrease from 2000 to 2001 is primarily due to decreased management fees and personnel costs, partially offset by increased professional fees due to the Kanematsu arbitration and increased interest expense.


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

New Accounting Pronouncements
-----------------------------

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS No. 145"). SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 ("Opinion No. 30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent and meet the criteria for classification as an extraordinary item. SFAS No. 145 is effective for the Partnership beginning January 1, 2003. However, early adoption is encouraged and therefore the Partnership has adopted SFAS No. 145 as of the year ended December 31, 2002. See Note 8 to the financial statements.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees, and consolidating facilities initiated after December 31, 2002. The implementation of SFAS No. 146 will not require the restatement of previously issued financial statements. The Partnership has implemented early adoption of SFAS No. 146 to all applicable costs associated with exit or disposal activities occurring after December 31, 2002. See
Note 1 to the financial statements.



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

The Partnership does not have a significant exposure to modest public market price fluctuations as the Partnership primarily invests in private business enterprises. However, should significant changes in market equity prices occur, there could be a longer-term effect on valuations of private companies, which could affect the carrying value and the amount and timing of gains realized on these investments. Since there is typically no public market for the Partnership's investments in private companies, the valuation of the investments is subject to the estimate of the Partnership's Managing General Partners. In the absence of a readily ascertainable market value, the estimated value of the Partnership's investments in private companies may differ significantly from the values that would be placed on the portfolio if a ready market existed. The Partnership's portfolio also includes common stocks in publicly traded companies. These investments are directly exposed to equity price risk, in that a hypothetical 10 percent change in these equity prices would result in a similar percentage change in the fair value of these securities. The Partnership's investments also include some debt securities. Since the debt securities are generally priced at a fixed rate, changes in interest rates do not directly impact interest income. The Partnership's debt securities are generally held to maturity or converted into equity securities of private companies.


Item 8.  FINANCIAL STATEMENTS
------   --------------------

The financial statements of the Registrant are set forth in
Item 15.


Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
------   ------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------

A Form 8-K was filed by the Partnership on July 1, 2002, to report the appointment of Grant Thornton LLP as the Partnership's independent public accountants.



PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------  --------------------------------------------------

As a partnership, the Registrant has no directors or executive officers. The Management Committee is responsible for the management and administration of the Partnership. The members of the Management Committee consist of the two Individual General Partners and a representative from Technology Funding Ltd., a California limited partnership (TFL). TFL and its wholly owned subsidiary, Technology Funding Inc., a California corporation (TFI) are the Managing General Partners.
Reference is made to the information regarding Individual General Partners and the Managing General Partners in the Registrant's Proxy Statement related to the Meeting of Limited Partners held on November 8, 2002, which information is incorporated herein by reference.


Item 11. EXECUTIVE COMPENSATION
-------  ----------------------

As a partnership, the Registrant has no officers or directors. In 2002, the Partnership incurred $37,488 in management fees. The fees are designed to compensate the Managing General Partners for General Partner Overhead incurred in performing management duties for the Partnership. General Partner Overhead (as defined in the Partnership Agreement) includes the General Partners' share of rent, utilities, property taxes and the cost of capital equipment and the general and administrative expenses paid by the Managing General Partners in performing their obligations to the Partnership. As compensation for their services, the Individual General Partners each receive $14,000 annually, plus $1,500 for attendance at each meeting of the Management Committee and committees thereof. In 2002, $50,500 of such fees were paid. The Individual General Partners are reimbursed for all out-of-pocket expenses relating to attendance of the meetings, committees or otherwise of the Management Committee.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
-------  ---------------------------------------------------
MANAGEMENT
----------

Not applicable. No Limited Partner beneficially holds more than 5 percent of the aggregate number of Units held by all Limited Partners, and neither the Managing General Partners nor any of their officers, directors or partners own any Units. The two Individual General Partners each own 20 Units. The Management Committee controls the affairs of the Partnership pursuant to the Partnership Agreement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------  ----------------------------------------------

The Registrant, or its investee companies, have engaged in no transactions with the Managing General Partners or their officers and partners other than as described above, in the notes to the financial statements, or in the Partnership Agreement.

Item 14. PROCEDURES AND CONTROLS
-------  -----------------------

The signing officer is responsible for establishing and maintaining disclosure controls and procedures for Technology Funding Partners IV, L.P. Such officer has concluded (based upon his evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that Technology Funding Partners IV, L.P.'s disclosure controls and procedures are effective to ensure that information required to be disclosed by Technology Funding Partners IV, L.P. in this report is accumulated and communicated to Technology Funding Partners IV, L.P.'s management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The certifying officer also has indicated that there were no significant changes in Technology Funding Partners IV, L.P.'s internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

                               PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
-------  ------------------------------------------------------
         FORM 8-K
         --------

        (a) List of Documents filed as part of this Annual Report on Form 10-K

             (1) Financial Statements - the following financial statements are filed as a part of this Report:

                  Report of Independent Certified Public Accountants as
                    of and for the year ended December 31, 2002
                  Report of Independent Public Accountants as of and
                    for the years ended December 31, 2001 and 2000
                  Balance Sheets as of December 31, 2002 and 2001 Statements of Investments as of
                    December 31, 2002 and 2001
                  Statements of Operations for the years
                    ended December 31, 2002, 2001 and 2000
                  Statements of Partners' Capital for the years
                    ended December 31, 2002, 2001 and 2000
                  Statements of Cash Flows for the years
                    ended December 31, 2002, 2001 and 2000
                  Notes to Financial Statements

             (2)  Financial Statement Schedules

                  All schedules have been omitted because they are not applicable or the required information is included in the financial statements or the notes thereto.

             (3)  Exhibits

                  None

         (b)  Reports on Form 8-K

             (1) On July 1, 2002, the Partnership reported on Form 8-K the appointment of Grant Thornton LLP as the Partnership's independent public accountants.

             (2)  On October 10, 2002, the Partnership filed its
                  Amended and Restated Limited Partnership Agreement on Form 8-K.

             (3) On November 13, 2002, the Partnership filed Form 8-K to report the voting results of the special meeting of Limited Partners held on November 8, 2002.

             (4)  On January 8, 2003, the Partnership filed its
                  Amended and Restated Limited Partnership Agreement on Form 8-K.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------

To the Partners of
     Technology Funding Venture Partners IV,
      an Aggressive Growth Fund, L.P.:

We have audited the accompanying balance sheet of Technology Funding Venture Partners IV, an Aggressive Growth Fund, L.P. (a Delaware limited partnership) (the Fund), including the statement of investments, as of December 31, 2002, and the related statements of operations, partners' capital, and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Technology Funding Venture Partners IV, an Aggressive Growth Fund, L.P. as of December 31, 2001 and for the years ended December 31, 2001 and 2000, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 15, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included physical inspection of securities owned as of December 31, 2002. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Funding Venture Partners IV, an Aggressive Growth Fund, L.P. as of December 31, 2002, and the results of its operations, changes in partners' capital, and its cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Fund will continue as a going concern. As discussed in Note 1 to the financial statements, the Fund continues to experience decreases in partners' capital resulting from overall market declines and from operations which raises substantial doubt about its ability to continue as a going concern. The Independent General Partner's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Albuquerque, New Mexico                      /S/GRANT THORNTON LLP
March 17, 2003

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

Los Angeles, California                    /S/ARTHUR ANDERSEN LLP
March 15, 2002

      THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH TECHNOLOGY FUNDING VENTURE PARTNERS IV, LP'S FILING ON FORM 10-K FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN
CONNECTION WITH THIS FILING ON FORM 10-K.

BALANCE SHEETS
--------------

                                                   December 31,
                                            ------------------------
                                             2002              2001
                                            ------            ------
ASSETS

Investments:
  Equity investments (cost basis of
   $5,326,941 and $5,411,903 for
   2002 and 2001, respectively)         $1,535,091        $3,869,183
  Notes receivable, net (cost basis
   of $13,044 and $4,994,413 for
   2002 and 2001, respectively)              2,607           109,551
                                         ---------         ---------
       Total investments                 1,537,698         3,978,734

Cash and cash equivalents                   22,739            11,967
Prepaid expenses                           180,247                --
Other receivable                           774,298                --
Other assets                                   675             1,246
                                         ---------         ---------
       Total assets                     $2,515,657        $3,991,947
                                         =========         =========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses   $   44,114        $   89,601
Due to related parties                     282,288           237,830
Short-term borrowings                      584,212                --
Other liabilities                            8,910                --
                                         ---------         ---------
       Total liabilities                   919,524           327,431

Commitments and contingencies
   (See Note 10)

Partners' capital
 (400,000 Limited Partner Units
  outstanding)                           1,596,133         3,664,516
                                         ---------         ---------
       Total liabilities and
        partners' capital               $2,515,657        $3,991,947
                                         =========         =========



The accompanying notes are an integral part of these financial statements.


STATEMENTS OF INVESTMENTS
-------------------------

                                         Principal
                                         Amount or   December 31, 2002       December 31, 2001
Industry                                 Shares at   -----------------       -----------------
(1)                         Investment  December 31, Cost       Fair         Cost        Fair
Company           Position  Date          2002       Basis      Value        Basis       Value
-------------     --------  ----------  -----------  -----      -----        -----       -----
Equity Investments
------------------

Communication
-------------
7.0% and 8.3% at December 31, 2002 and 2001, respectively
----------------------------------------------------------
VOIS, Inc.         Other        1999-
                   investment   2000          -- $        -- $       -- $    10,911 $       --
iVillage, Inc.     Common       1996-
                   shares       2000      60,848     411,165     57,197     411,165    115,611
WorldRes.com, Inc. Common       1997-
 (a) (b)           shares       1999     155,918     619,687     46,775     619,687    187,102
WorldRes.com, Inc. Convertible
 (a) (b)           note (2)     2002     $79,500      84,775      8,476          --         --
WorldRes.com, Inc. Common
 (a) (b)           share
                   warrants
                   expired 2002 1997          --          --         --          82          0
                                                   ---------  ---------  ----------  ---------
                                                   1,115,627    112,448   1,041,845    302,713
                                                   ---------  ---------  ----------  ---------


STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Environmental
-------------
50.8% and 28.4% at December 31, 2002 and 2001, respectively
----------------------------------------------------------
SunPower
 Corporation       Common       1990-
 (a) (b)           shares       1994   1,165,217   1,179,051    757,391   1,179,051    988,296
SunPower           Common share
 Corporation       warrant
 (a) (b)           at $.06;
                   expiring
                   2005         2000     469,455           0          0           0          0
SunPower
 Corporation       Convertible
 (a) (b)           note (2)     2002     $52,000      52,960     52,960      50,790     50,790
Triangle
 Biomedical        Common
 Sciences, Inc.(a) shares       1999         366      10,248          0      10,248      1,025
Triangle           Common share
 Biomedical        warrant
 Sciences, Inc.(a) at $28.00;
                   expiring
                   2009         1999         366         366          0         366         37
                                                   ---------  ---------  ----------  ---------
                                                   1,242,625    810,351   1,240,455  1,040,148
                                                   ---------  ---------  ----------  ---------
Medical/Biotechnology
---------------------
16.5% and 46.4% at December 31, 2002 and 2001, respectively
-----------------------------------------------------------
Endocare, Inc.     Common       1996-
 (b) (c)           shares       2000          --          --         --     163,874    446,135


STATEMENTS OF INVESTMENTS (continued)
------------------------------------
GenStar
 Therapeutic       Common
 Corporation(b)(c) shares       1999     438,366     320,242     70,138     320,242    541,382
GenStar            Common
 Therapeutic       share
 Corporation (b)   warrants at
                   $0.30-$0.74;
                   expiring     1998-
                   2005-2006    1999     291,667           0      1,667           0    288,959
Hemoxymed, Inc.
 (formerly
 Molecular
 Geriatrics        Common
 Corporation) (a)  shares       1993      15,528     125,000        854     125,000      2,123
Periodontix,       Preferred
 Inc. (a)          shares       1998     106,122     259,999          0     259,999          0
Periodontix,       Convertible
 Inc. (a)          note (2)     1999     $37,000      48,054        947      45,094     24,494
Physiometrix,      Common
 Inc.              shares       1996     126,791      53,793     69,735      53,793    276,404
Sanarus
 Medical,          Preferred    1999-
 Inc. (a) (b)      shares       2001     138,531     215,000    119,766     215,000    119,766
Sanarus            Preferred
 Medical,          share
 Inc. (a) (b)      warrants
                   at exercise
                   price TBD;
                   expiring
                   2006         2001          55          54         27          54         27
                                                   ---------  ---------  ----------  ---------
                                                   1,022,142    263,134   1,183,056  1,699,290
                                                   ---------  ---------  ----------  ---------
STATEMENTS OF INVESTMENTS (continued)
-------------------------------------
Microelectronics
----------------
2.7% and 1.2% at December 31, 2002 and 2001, respectively
---------------------------------------------------------
KOR Electronics,   Preferred    1989-
 Inc. (a) (b)      shares       1995   3,571,024   1,130,390     42,390   1,130,390     42,390
                                                   ---------  ---------  ----------  ---------
                                                   1,130,390     42,390   1,130,390     42,390
                                                   ---------  ---------  ----------  ---------

Venture Capital Limited Partnership Investments
-----------------------------------------------
19.2% and 21.4% at December 31, 2002 and 2001, respectively
----------------------------------------------------------
El Dorado          Ltd.
 Ventures III, L.P.Partnership
 (a)               interests  various   $250,000     212,460     24,739     212,460     30,578
Medical Science    Ltd.
 Partners, L.P.    Partnership
 (a)               interests  various   $500,000     187,246     93,623     187,246    194,394
Newtek             Ltd.
 Ventures II, L.P. Partnership
 (a)               interests  various   $859,914     330,328    165,164     330,328    510,285
Onset Enterprises  Ltd.
 Associates, L.P.  Partnership
 (a)               interests  various   $500,000      45,000     22,500      45,000     38,460
Utah Ventures      Ltd.
 Limited           Partnership
 Partnership (a)   interests  various   $250,000      41,123        742      41,123     10,925
                                                   ---------  ---------  ----------  ---------
                                                     816,157    306,768     816,157    784,642
                                                   ---------  ---------  ----------  ---------


STATEMENTS OF INVESTMENTS (continued)
-------------------------------------
Total equity investments        96.2% and 105.7% at
 December 31, 2002 and 2001, respectively          5,326,941  1,535,091   5,411,903  3,869,183
                                                   ---------  ---------  ----------  ---------

Notes Receivable, Net
---------------------

Avalon Vision      Secured
 Solutions, Inc.   note, 16%,
                   due 2004     1999     $11,676      13,044      2,607      12,303      6,151
Sutmyn             Secured
 Storage           note, 50%,
 Corporation       due on
 (b)               demand       2000          --          --         --   4,723,610          0
Thermatrix Inc.    Unsecured
                   note, 12%
                   due on
                   demand       2001          --          --         --     258,500    103,400
                                                   ---------  ---------  ----------  ---------
Total notes receivable       0.2% and 3.0% at
 December 31, 2002 and 2001, respectively             13,044      2,607   4,994,413    109,551
                                                   ---------  ---------  ----------  ---------
Total investments        96.4% and 108.7% at
 December 31, 2002 and 2001, respectively         $5,339,985 $1,537,698 $10,406,316 $3,978,734
                                                   =========  =========  ==========  =========



STATEMENTS OF INVESTMENTS (continued)
-------------------------------------

Legends and footnotes:

--  No investment held at end of period.
 0  Investment active with a cost basis or fair value of zero.

(a) Equity security acquired in a private placement transaction; resale may be subject to certain selling restrictions.
(b) Portfolio company is an affiliate of the Partnership; resale may be subject to certain selling restrictions.
(c) Security is pledged as collateral for borrowing.  In December 2002 the Partnership recorded a loss of $163,874 due to the release of its investment in Endocare, Inc. to a financial institution to which the shares were pledged.
    (See Note 8.)

(1) Represents the total fair value of a particular industry segment as a percentage of partners' capital at 12/31/02 and 12/31/01.

(2) The Partnership has no income-producing equity investments except for convertible notes which include accrued interest.  Interest rates on such notes are 8.25 percent.


The accompanying notes are an integral part of these financial statements.

STATEMENTS OF OPERATIONS
------------------------

                                    For the Years Ended December 31,
                                  -----------------------------------
                                   2002          2001           2000
                                  ------        ------         ------

Investment income:
 Notes receivable
  interest                   $    26,972   $    43,310     $  738,987
 Short-term investment
  interest                         2,306        35,256         64,956
                               ---------     ---------      ---------
    Total investment
     income                       29,278        78,566        803,943

Investment expenses:
 Management fees                  37,488        72,144        197,798
 Individual General
  Partners' compensation          50,500        72,339         49,839
 Investment operations           148,847       229,887      1,230,263
 Administrative and
  investor services              914,923       695,074        668,059
 Computer services                99,630       140,654        129,981
 Professional fees               151,829       332,366        171,585
 Interest expense                 27,825        24,842          3,732
                               ---------      --------      ---------
    Total investment
     expenses                  1,431,042     1,567,306      2,451,257
                               ---------     ---------      ---------
Net investment loss           (1,401,764)   (1,488,740)    (1,647,314)
                               ---------     ---------      ---------
 Realized gain from
  venture capital limited
  partnership investments         18,036       295,343        911,025
 Net realized (loss) gain
  from sales of equity
  investments                   (163,956)     (346,759)     6,687,582
 Realized gain from recovery
  of investments previously
  written off                    356,841        47,540             --
 Realized loss from
  investment write-offs       (4,848,611)   (1,615,883)    (4,119,073)
                               ---------     ---------      ---------
Net realized (loss) income    (4,637,690)   (1,619,759)     3,479,534
                               ---------     ---------      ---------


STATEMENTS OF OPERATIONS (continued)
-----------------------------------
                                    For the Years Ended December 31,
                                  -----------------------------------
                                   2002          2001           2000
                                  ------        ------         ------
 (Increase) decrease in
 unrealized depreciation:
  Equity investments          (2,249,130)   (3,171,163)    (1,875,962)
  Notes receivable             4,874,425      (158,807)    (4,726,055)
                               ---------     ---------      ---------
Net decrease (increase) in
 unrealized depreciation       2,625,295    (3,329,970)    (6,602,017)
                               ---------     ---------      ---------

Other income:
  Income from extinguishment
   of debt                       571,478            --             --
  Income from legal
   proceedings                   774,298            --             --
                               ---------     ---------      ---------
     Total other income        1,345,776            --             --
                               ---------     ---------      ---------

Net decrease in partners'
 capital resulting from
 operations                  $(2,068,383)  $(6,438,469)   $(4,769,797)
                               =========     =========      =========
Net decrease in partners'
 capital resulting from
 operations per Unit         $     (4.36)  $    (13.08)   $     (8.97)
                               =========     =========      =========
















The accompanying notes are an integral part of these financial statements.

STATEMENTS OF PARTNERS' CAPITAL
-------------------------------

For the years ended December 31, 2002, 2001 and 2000:

                                   Limited     General
                                   Partners    Partners     Total
                                   --------    --------     -----


Partners' capital,
  January 1, 2000               $15,915,048  $  272,029 $16,187,077

Net investment loss              (1,317,851)   (329,463) (1,647,314)
Net realized income               2,956,722     522,812   3,479,534
Net decrease in unrealized
 appreciation                    (5,225,414) (1,376,603) (6,602,017)
Distributions                            --  (1,314,295) (1,314,295)
                                 ----------   ---------  ----------
Partners' capital,
  December 31, 2000              12,328,505  (2,225,520) 10,102,985

Net investment loss              (1,190,992)   (297,748) (1,488,740)
Net realized loss                (1,239,692)   (380,067) (1,619,759)
Net increase in unrealized
 depreciation                    (2,802,613)   (527,357) (3,329,970)
                                 ----------   ---------  ----------
Partners' capital,
  December 31, 2001             $ 7,095,208 $(3,430,692)$ 3,664,516

Net investment loss              (1,121,412)   (280,352) (1,401,764)
Net realized loss                (3,706,726)   (930,964) (4,637,690)
Net decrease in unrealized
 depreciation                     2,009,440     615,855   2,625,295
Other income                      1,076,621     269,155   1,345,776
                                 ----------   ---------  ----------
Partners' capital,
  December 31, 2002             $ 5,353,131 $(3,756,998)$ 1,596,133
                                 ==========   =========  ==========


The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS
------------------------

                                     For The Years Ended December 31,
                                    ---------------------------------
                                      2002         2001        2000
                                    --------     --------    --------
Net decrease in partners'
 capital resulting from
 operations                      $(2,068,383) $(6,438,469) $(4,769,797)

Adjustments to reconcile net
 decrease in partners'
 capital resulting from
 operations to net cash used
 by operating activities:
  Net realized gain from
   venture capital limited
   partnership investments           (18,036)    (295,343)    (911,025)
  Net realized loss (gain) from
   sales of equity investments       163,956      346,759   (6,687,582)
  Realized loss from
   investment write-offs           4,848,611    1,615,883    4,119,073
  Realized gain from recovery
   of investments previously
   written off                      (356,841)     (47,540)          --
  Income from extinguishment
   of debt                          (571,478)          --           --
  Net increase (decrease)
   unrealized depreciation:
    Equity investments             2,249,130    3,171,163    1,875,962
    Notes receivable              (4,874,425)     158,807    4,726,055
  Increase in accrued interest
   on notes receivable                (2,647)     (14,738)    (722,835)
  Increase in prepaid
   expenses                         (180,247)          --           --
  Increase in other receivable      (774,298)          --           --
  (Decrease) increase in
   accounts payable
   and accrued expenses              (45,487)      10,716       24,540
  Increase (decrease) in due
   to related parties                 44,458      175,933       (6,657)
  Other changes, net                  21,767       (3,260)      (6,321)
                                   ---------    ---------    ---------
    Net cash used by
     operating activities         (1,563,920)  (1,320,089)  (2,358,587)
                                   ---------    ---------    ---------


STATEMENTS OF CASH FLOWS (continued)
-----------------------------------

                                     For The Years Ended December 31,
                                    ---------------------------------
                                      2002         2001        2000
                                    --------     --------    --------
Cash flows from investing
 activities:
  Notes receivable issued                  --     (250,000)  (4,013,615)
  Purchase of equity investments      (79,500)    (108,000)    (673,779)
  Repayment of notes receivable       125,000      197,281        8,482
  Proceeds from recovery of
   investments previously
   written off                        363,976       47,540           --
  Proceeds from sales of
   equity investments                      --      357,713    8,406,324
  Distributions from venture
   capital limited partnership
   investments                         18,036        4,888      350,819
                                    ---------    ---------    ---------
    Net cash provided
     by investing activities          427,512      249,422    4,078,231
                                    ---------    ---------    ---------
Cash flows from financing
 activities:
  Distributions to partners                --           --   (1,314,295)
  Proceeds from (repayments of)
    short-term borrowings           1,147,180   (1,100,000)   1,100,000
                                    ---------    ---------    ---------
    Net cash provided (used) by
     financing activities           1,147,180   (1,100,000)    (214,295)
                                    ---------    ---------    ---------
Net increase (decrease)
 in cash and cash equivalents          10,772   (2,170,667)   1,505,349

Cash and cash equivalents
 at beginning of year                  11,967    2,182,634      677,285
                                    ---------    ---------    ---------
Cash and cash equivalents
 at end of year                    $   22,739  $    11,967  $ 2,182,634
                                    =========    =========    =========








The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
-----------------------------

1.  Summary of Significant Accounting Policies
    ------------------------------------------

Organization
------------

Technology Funding Venture Partners IV, An Aggressive Growth Fund, L.P. (the Partnership or the Registrant) is a limited partnership organized under the laws of the State of Delaware on December 4, 1986. The purpose of the Partnership is to make venture capital investments in new and developing companies. The Partnership elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the Act), and operates as a nondiversified investment company, as defined in the Act. The Managing General Partners are Technology Funding Ltd.
(TFL) and Technology Funding Inc. (TFI), a wholly owned subsidiary of TFL. There are also two Individual General Partners. The Individual General Partners and a representative from TFL constitute the Management Committee, which is responsible for the management and administration of the Partnership.

For the period from December 5, 1986, through November 14, 1988, the Partnership was inactive. The Partnership's registration statement was declared effective by the Securities and Exchange Commission on November 14, 1988, and the Partnership commenced selling Units of limited partnership interests (Units) on January 10, 1989. On February 16, 1989, the minimum number of Units required to commence Partnership operations (15,000) were sold. The offering terminated with 400,000 Units sold on September 14, 1990. The Partnership's original contributed capital was $40,034,891, consisting of $39,994,896 from Limited Partners for 400,000 Units and $39,995 from General Partners. The General Partners do not own any Units. The Partnership's term was extended for a two-year period to December 31, 1999 pursuant to unanimous approval by the Management Committee on December 5, 1997. In April 1999, the Management Committee further extended the term of the Partnership to December 31, 2001. At a special meeting on September 7, 2001, the Limited Partners elected to extend the term of the Partnership to December 31, 2002 and for up to three one-year extensions through December 31, 2005. On March 15, 2002, the Management Committee unanimously approved a one-year extension of the Partnership to December 31, 2003. On November 8, 2002, the Limited Partners approved an additional one-year extension to the term of the Partnership through December 31, 2006.



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

Uncertain Future of the Partnership
-----------------------------------

The Partnership continues to experience decreases in partners' capital resulting from overall market declines and from operations. For the year ended December 31, 2002, the Partnership incurred a net decrease in partners' capital of $2,249,130. In addition, the Partnership's liquid assets, including unrestricted marketable equity investments, are not adequate to fund on-going operations of the Partnership for 2003. These factors, among others, raise substantial doubt about the Partnership's ability to continue as a going concern. As a result, the Independent General Partners have tasked the Managing General Partners with examining a number of different options, including the possible early sale of some of the Partnership's private holdings. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

At December 31, 2002 and 2001, the investment portfolio included investments totaling $1,029,586 and $1,416,050, respectively, whose fair values were established in good faith by the Managing General Partners under the direction of the Management Committee in the absence of readily ascertainable market values. In addition, investments in publicly traded securities which have been subjected to a discount for legal or contractual restrictions as determined by the Management Committee amounted to $71,805 and $1,276,476 at December 31, 2002 and 2001, respectively. Because of the inherent uncertainty in the valuation, the values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

Venture capital limited partnership investments are valued based on the fair value of the underlying investments. Limited partnership distributions that are a return of capital reduce the cost basis of the Partnership's investment. Distributions from limited partnership cumulative earnings are reflected as realized gains by the Partnership.

In the case of an other-than-temporary decline in value below cost basis, an appropriate reduction in the cost basis is recognized as a realized loss with the new cost basis being adjusted to equal the fair value of the investment. Cost basis adjustments are reflected as "Realized loss from investment write-offs" or "Net realized loss from venture capital limited partnership investments" on the Statements of Operations.

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

Net Decrease in Partners' Capital Resulting from Operations Per Unit
--------------------------------------------------------------------

Net decrease in partners' capital resulting from operations per Unit is calculated by dividing the weighted average number of Units outstanding of 400,000 for the years ended December 31, 2002, 2001 and 2000, into the total net decrease in partners' capital resulting from operations allocated to the Limited Partners. The Managing General Partners contributed 0.1 percent of total Limited Partner capital contributions and did not receive any Partnership Units.

Provision for Income Taxes
--------------------------

No provision for income taxes has been made by the Partnership as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

The accompanying financial statements are prepared using accounting principles generally accepted in the United States which may not equate to tax accounting. The cost of investments on a tax basis at December 31, 2002 and 2001, was $7,412,871 and $8,402,800, respectively. At December 31, 2002 and 2001, gross unrealized appreciation and depreciation on investments based on cost for federal income tax purposes were as follows:

                                      December 31,   December 31,
                                          2002           2001
                                      ------------   ------------
Unrealized appreciation               $    46,940    $ 1,241,560
Unrealized depreciation                (5,922,113)    (5,665,626)
                                        ---------      ---------
Net unrealized depreciation           $(5,875,173)   $(4,424,066)
                                        =========      =========

New Accounting Pronouncements
-----------------------------

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS No. 145"). SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 ("Opinion No. 30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent and meet the criteria for classification as an extraordinary item. SFAS No. 145 is effective for the Partnership beginning January 1, 2003. However, early adoption is encouraged and therefore the Partnership has adopted SFAS No. 145 as of the year ended December 31, 2002.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees, and consolidating facilities initiated after December 31, 2002. The implementation of SFAS No. 146 will not require the restatement of previously issued financial statements. The Partnership has implemented early adoption of SFAS No. 146 to all applicable costs associated with exit or disposal activities occurring after December 31, 2002.


2.  Related Party Transactions
    --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs in 2002, 2001 and 2000 were as follows:

                                 For the Years Ended December 31,
                              -------------------------------------
                               2002            2001           2000
                              ------          ------         ------

Management fees            $   37,488        $ 72,144     $  197,798
Individual General
 Partners' compensation        50,500          72,339         49,839
Reimbursable operating
 expenses:
  Investment operations       133,611         122,825      1,220,960
  Administrative and
   investor services          818,372         498,326        395,955
  Computer services            99,630         140,654        129,981


Management fees are equal to one quarter of one percent of the fair value of Partnership assets for each quarter. Management fees compensate the Managing General Partners solely for General Partner Overhead (as defined in the Partnership Agreement) incurred in supervising the operation and management of the Partnership and the Partnership's investments.
Management fees due to the Managing General Partners were $3,338 and $7,002 and were included in due to related parties at December 31, 2002 and 2001, respectively.

As compensation for their services, the Individual General Partners each receive $14,000 annually, plus $1,500 for attendance at each meeting of the Management Committee and committees thereof. The Individual General Partners are reimbursed for all out-of-pocket expenses relating to attendance of the meetings, committees or otherwise of the Management Committee. The two Individual General Partners each own twenty Units.

The Partnership reimburses the Managing General Partners for operating expenses incurred in connection with the business of the Partnership. Reimbursable operating expenses include expenses (other than Organizational and Offering expenses and General Partner Overhead) such as investment operations, administrative and investor services and computer services. There were $282,288 and $230,828 of such reimbursable expenses due to related parties at December 31, 2002 and 2001, respectively.

The Managing General Partners allocate operating expenses incurred in connection with the business of the Partnership based on employee hours incurred. In 2002 the Managing General Partners billed the Partnership $58,593, $10,183 and $7,637 for operating expenses incurred during 2001, 2000 and prior years, respectively. In 2000, the Managing General Partners billed the Partnership an additional $828,950 for investment management expenses of prior years that were incurred by the General Partners but not previously billed to the Partnership. Had the additional expenses been billed in the years in which they were incurred, the investment expenses for 2002, 2001 and 2000 would have been $1,354,629, $1,625,899 and
$1,802,954, respectively.

In December 2000, the Limited Partners of the Partnership approved an amendment to the Partnership Agreement so that the salary and benefits of a controlling person of a Managing General Partner directly involved in carrying out the business of the Partnership are expenses of the Partnership. This resulted in additional operating expenses in 2000 of $58,052.

Retention bonuses were offered to and accepted by key employees of the Managing General Partners in late 2002. The expense for these bonuses, which were approved by the Individual General Partners during the September 2002 Management Committee meeting, was prepaid by the Partnership in October and December 2002. The amount of prepaid operating expenses was $186,180. The bonuses, incremented by annual salary increases, will be paid to those individuals who are still full-time employees of the Managing General Partners in April 2007. Upon the resignation of personnel no adjustment to the retention bonus amount previously paid by the Partnership to the Managing General Partners shall occur until a replacement person is hired.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. Any such profit is allocated amongst the Partnership and affiliated partnerships based upon their proportionate investment in the portfolio company. At December 31, 2002, the Partnership and affiliated partnerships had an indirect interest in non-transferable Physiometrix, Inc., Endocare, Inc. and GenStar Therapeutics Corporation options with a fair value of $50.

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

Marketable Equity Securities
----------------------------

At December 31, 2002 and 2001, marketable equity securities had aggregate costs of $464,958, and aggregate fair market values of $126,932 and $392,015, respectively. The net unrealized loss at December 31, 2002 and 2001, included gross gains of $15,942 and $234,990, respectively.

Restricted Securities
---------------------

At December 31, 2002 and 2001, restricted securities had aggregate costs of $4,861,983 and $4,946,945 and aggregate fair values of $1,408,159 and $3,477,168, respectively, representing 88.2 percent and 94.9 percent, respectively, of the net assets of the Partnership.

Significant purchases, sales and write-offs of equity investments during 2002 are as follows:

Endocare, Inc.
--------------

In December 2002 the Partnership recorded a loss of $163,874 due to the release of its investment in Endocare, Inc. to a financial institution to which the shares were pledged. (See Note 8.)

Sunpower Corporation
--------------------

The company converted the Partnership's preferred shares into 1,165,217 common shares in August 2002.

WorldRes, Inc.
--------------

In April 2002, the Partnership issued a convertible note for $79,500 to the company with an interest rate equal to prime plus 4 percent. The note and accrued interest are due in April 2003.

Venture Capital Limited Partnership Investments
-----------------------------------------------
In the year ended December 31, 2002, the Partnership received cash distributions of $18,036. The Partnership recorded a $477,874 decrease in fair value primarily as a result of a net decrease in the fair value of the underlying investments of the partnerships.

Other Equity Investments
------------------------

Other significant changes reflected above relate to market value fluctuations for publicly traded portfolio companies or changes in the fair value of private companies as determined in accordance with the policy described in Note 1 to the financial statements.

5.  Net Increase in Unrealized Depreciation of Equity Investments
    -------------------------------------------------------------

In accordance with the accounting policy as stated in Note 1, the Statements of Operations include a line item entitled "Net increase in unrealized depreciation of equity investments." The table below discloses details of the changes:

                                         For the Years Ended December 31,
                                        ----------------------------------
                                         2002          2001          2000
                                        ------        ------        ------
Unrealized (depreciation)
 appreciation from cost of
 marketable equity securities      $  (338,026)  $   (72,943)  $ 1,246,590

Unrealized (depreciation)
 appreciation from cost of
 non-marketable equity
 securities                         (3,453,824)   (1,469,777)      381,853
                                     ---------     ---------     ---------
Unrealized (depreciation)
 appreciation from cost at
 end of year                        (3,791,850)   (1,542,720)    1,628,443

Unrealized (depreciation)
 appreciation from cost at
 beginning of year                  (1,542,720)    1,628,443     3,504,405
                                     ---------     ---------     ---------
Net increase in unrealized
 depreciation of equity
 investments                       $(2,249,130)  $(3,171,163)  $(1,875,962)
                                     =========     =========     =========

6.  Notes Receivable
    ----------------

Activity from January 1 through December 31 consisted of:

                                                   2002           2001
                                                  ------         ------
Balance, beginning of year                    $  109,551       $220,252

Notes receivable issued                               --        250,000
Notes receivable written off                  (4,848,611)            --
Repayments of notes receivable                  (125,000)      (197,281)
Change in accrued interest                        (7,758)        (4,613)
Net decrease (increase) in unrealized
 depreciation of notes receivable              4,874,425       (158,807)
                                               ---------        -------
Balance, end of year                          $    2,607       $109,551
                                               =========        =======

The interest rate on notes receivable at December 31, 2002, was 16 percent. All notes and accrued interest are due 2004.

In April 2002, the Partnership received a $125,000 payment on a $250,000 note receivable from Thermatrix Inc. Accrued interest of $23,178 was paid in full. The remaining portion of the note, $125,000, was written off. During the third quarter of 2002, the Partnership recovered from Thermatrix Inc. $125,000 for the portion of the note written off.

In September 2002, notes receivable and accrued interest due from Sutmyn Storage Corporation in the amount of $4,723,611 were written off. The fair value of these notes was reduced to zero during 2000 and it has been determined by the Managing General Partners that there will be no recovery on the notes as the company has ceased operations.

7.  Cash and Cash Equivalents
    -------------------------

Cash and cash equivalents at December 31, 2002 and 2001, consisted of:

                                             2002           2001
                                            ------         ------

Demand accounts                            $21,398        $10,009
Money-market accounts                        1,341          1,958
                                            ------         ------
  Total                                    $22,739        $11,967
                                            ======         ======

8.  Borrowings
    ----------

In January 2002, the Partnership borrowed $562,968 and $584,212 from a financial institution and pledged its shares in Endocare, Inc. and GenStar Therapeutic Corporation as collateral, respectively. Due to the value of Endocare, Inc. dropping below 10 percent of the face value of the note, the note is currently in default. As a result, the financial institution that issued the note in exchange for the Partnership's pledge of Endocare, Inc. shares is now entitled to own the Endocare, Inc. shares. With the release of the shares to the financial institution, the Partnership's obligation to satisfy the note is fulfilled and the Partnership has recorded income of $571,478, which includes the value of the note and accrued interest payable of $8,510. The Partnership also recorded a loss on the sale of equity investments of $163,874 due to the release of the Endocare, Inc. shares. The remaining note bears interest at the London Interbank Offered Rate plus
1.5 percent, which is payable quarterly. The outstanding principal and any remaining accrued interest are due December 30, 2004.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS No. 145"). SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 ("Opinion No. 30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent and meet the criteria for classification as an extraordinary item. SFAS No. 145 is effective for the Partnership beginning January 1, 2003. However, early adoption is encouraged and therefore the partnership has adopted SFAS No. 145 as of the year ended December 31, 2002.

9.  Distributions
    -------------

There were no distributions in 2002 or 2001. In the second quarter of 2000, a tax distribution totaling $1,314,295 was declared and paid to the General Partners.

10. Commitments and Contingencies
    -----------------------------

From time to time the Partnership becomes a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity investment fundings, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At December 31, 2002, there were no such unfunded commitments.

In October 2000, Kanematsu Corporation, a creditor of one of the Partnership's portfolio companies, initiated an arbitration proceeding against the Partnership, two affiliated partnerships, and a fourth co-investor. Kanematsu was seeking to recover $2,000,000, the purchase price in a contract by which the Partnership and the other entities were alleged to have agreed to purchase certain debt securities of the portfolio company from Kanematsu. The Partnership and affiliated partnerships asserted counterclaims against Kanematsu. On February 12, 2002, the Partnership, affiliated partnerships and the co-investor were awarded $4,000,000 and all of Kanematsu's claims were denied. The award is in full settlement of all claims and counterclaims. The Partnership recognized revenue and a receivable of $666,667 as of February 12, 2002, for its proportionate share of the award. Kanematsu immediately filed a petition to vacate the award, and on October 9, 2002 the United States District Court issued an order confirming the arbitration award. Kanematsu appealed the order but in early November 2002 paid a forbearance fee of $200,000 in exchange for an option to settle all liabilities. On November 29, 2002, Kanematsu agreed to settle for $3,999,999. A decision on the allocation of the proceeds between the Partnership, affiliates and co-investor was reached in January 2003; however, a dispute of the legal fee has arisen. The Partnership received $774,298 on February 13, 2003, which represents its proportionate share of the settlement, less disputed legal fees, plus accrued interest. The Partnership recognized the additional revenue and receivable of $107,631 at December 31, 2002. Legal counsel for the Partnership is actively seeking to resolve the fee dispute and recover the remaining settlement proceeds for the Partnership. The Partnership is unable to determine the amount of remaining settlement proceeds or disputed legal fees as of December 31, 2002.

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

11. Financial Highlights
    --------------------

                                   For The Years Ended December 31,
                                 -----------------------------------
                                  2002           2001          2000
                                 ------         ------        ------
(all amounts on a per Unit basis)
Net asset value,
 beginning of period              $ 9.76        $13.67        $28.66

Loss from investment
 operations:
  Net investment loss              ( .11)        (2.98)        (3.29)
  Net realized and unrealized
   loss on investments             (4.24)       (10.11)        (5.67)
                                   -----         -----         -----
  Total from investment
   operations                      (4.36)       (13.08)        (8.97)
                                   -----         -----         -----
Net asset value, end of period    $ 5.40        $ 0.59        $19.69
                                   =====         =====         =====


Total Return                      (44.63)%      (95.72)%      (31.29)%

Ratios to average net assets:

 Net investment loss              ( 1.48)%      (41.78)%      (13.63)%

 Expenses                          47.20%        54.98%        25.35%

Pursuant to the Partnership Agreement, net profit shall be allocated first to those Partners with deficit capital account balances until such deficits have been eliminated. The net asset values shown above assume the Partnership is in liquidation. Upon liquidation, the General Partners would contribute capital equal to the amount of the Limited Partners deficit. As of December 31, 2002, the General Partners have a negative capital balance of $3,756,998. Upon liquidation, the General Partners would be required to contribute cash in the amount of $2,160,865, which equals the net asset value less the General Partners' negative capital balance. Net asset value has been calculated in accordance with this provision of the Partnership Agreement.

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

                         TECHNOLOGY FUNDING VENTURE PARTNERS IV,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              TECHNOLOGY FUNDING LTD.
                              Managing General Partners

Date:  March 25, 2003    By:  /s/Charles R. Kokesh
                               --------------------------------
                                 Charles R. Kokesh
                                 President, Chief Executive Officer,
                                 Chief Financial Officer and
                                 Chairman of Technology Funding Inc.
                                 and Managing General Partner of
                                 Technology Funding Ltd.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature           Capacity                 Date
          ---------           --------                 ----

 /s/Charles R. Kokesh         President, Chief         March 25, 2003
------------------------      Executive Officer,
    Charles R. Kokesh         Chief Financial Officer,
                              and Chairman of
                              Technology Funding Inc.
                              and Managing General
                              Partner of Technology
                              Funding Ltd.

The above represents a majority of the Board of Directors of Technology Funding Inc. and the General Partners of Technology Funding Ltd.



                              CERTIFICATIONS
                              --------------

I, Charles R. Kokesh, President, Chief Executive Officer, Chief Financial Officer and Chairman of Technology Funding Inc. and Managing General Partner of Technology Funding Ltd., certify that:

1. I have reviewed this annual report on Form 10-K of Technology Funding Partners IV, L.P.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me by others within the entity, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and
c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;
5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 25, 2003    By:     /s/Charles R. Kokesh
                               --------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Ltd.
Technology Funding Partners IV, L.P.     9:06 AM     03/25/03
(a Delaware limited partnership)

Page 31 of 55
Technology Funding Partners IV, L.P.
(a Delaware limited partnership)

Technology Funding Partners IV, L.P.
(a Delaware limited partnership)

Technology Funding Partners IV, L.P.
(a Delaware limited partnership)