Form 10-Q
period 2003-03-31
TECHNOLOGY FUNDING VENTURE PARTNERS IV
filed 2003-05-15
CIK 826595

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 2003

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

   1107 Investment Blvd., Suite 180
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

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12B-2 of the Act).            Yes    No X
                                                     ---   ---

No active market for the units of limited partnership interests
("Units") exists, and therefore the market value of such Units cannot be determined.

Forward-Looking Statements
--------------------------

The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward-looking statements made by or on behalf of the Partnership. The Partnership and its representatives may from time to time make written or oral statements that are "forward-looking", including statements contained in this report and other filings with the Securities and Exchange Commission, and reports to the Partnership's shareholders and news releases. All statements that express expectations, estimates, forecasts and projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of the Partnership. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", "projects", "forecasts", "may", "should", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. The Partnership undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                             (unaudited)
                                              March 31,        December 31,
                                                2003               2002
                                             -----------       ------------
ASSETS

Investments:
 Equity investments (cost of
 $5,329,818 and $5,326,941 as of March
 31, 2003, and December 31, 2002,
 respectively)                                $1,507,008         $1,535,091
 Notes receivable (cost of
 $13,512 and $13,044 as of March
 31, 2003, and December 31, 2002,
 respectively)                                     2,702              2,607
                                               ---------          ---------
   Total investments                           1,509,710          1,537,698

Cash and cash equivalents                        132,358             22,739
Prepaid expenses                                 170,236            180,247
Other receivables                                193,830            774,298
Other assets                                         525                675
                                               ---------          ---------
   Total assets                               $2,006,659         $2,515,657
                                               =========          =========



BALANCE SHEETS (unaudited)(continued)
------------------------------------

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses         $   35,182         $   44,114
Due to related parties                            12,609            282,288
Term borrowings                                  584,212            584,212
Other liabilities                                 13,039              8,910
                                               ---------          ---------
   Total liabilities                             645,042            919,524

Commitments and contingencies
     (See Note 9)

Partners' capital:
 Limited Partners
   (400,000 Units outstanding)                 5,165,520          5,353,131
 General Partners                             (3,803,903)        (3,756,998)
                                               ---------          ---------
     Total partners' capital                   1,361,617          1,596,133
                                               ---------          ---------
   Total liabilities and partners' capital    $2,006,659         $2,515,657
                                               =========          =========



















The accompanying notes are an integral part of these financial statements.



STATEMENTS OF INVESTMENTS
-------------------------

                                         Principal
                                         Amount or    March 31, 2003         December 31, 2002
Industry                                 Shares at   ----------------        -----------------
(1)                         Investment   March 31,   Cost       Fair         Cost        Fair
Company           Position  Date           2003      Basis      Value        Basis       Value
-------------     --------  ----------  -----------  -----      -----        -----       -----
Equity Investments
------------------
Communication
-------------
6.5% and 7.0% at March 31, 2003, and December 31,2002 respectively
------------------------------------------------------------------
iVillage Inc.      Common       1996-
                   shares       2000      60,848  $  411,165 $   37,727  $  411,165 $   57,197
WorldRes.com, Inc. Common       1997-
 (a) (b)           shares       1999     155,918     619,687     46,775     619,687     46,775
WorldRes.com, Inc. Convertible
 (a) (b)           note (2)     2002     $79,500      86,442      8,643      84,775      8,476

                                                   ---------  ---------   ---------  ---------
                                                   1,117,294     93,145   1,115,627    112,448
                                                   ---------  ---------   ---------  ---------
Environmental
-------------
56.8% and 50.8% at March 31, 2003, and December 31, 2002 respectively
---------------------------------------------------------------------
SunPower
 Corporation       Common       1990-
 (a) (b)           shares       1994   1,165,217   1,179,051    757,391   1,179,051    757,391
STATEMENTS OF INVESTMENTS (continued)
-------------------------------------------
SunPower           Common share
 Corporation       warrant
 (a) (b)           at $.06;
                   expiring
                   2005         2000     469,455           0          0           0          0
SunPower
 Corporation       Convertible
 (a) (b)           note (2)     2002     $52,000      53,440     53,440      52,960     52,960
Triangle
 Biomedical        Common
 Sciences, Inc.(a) shares       1999         366      10,248          0      10,248          0
Triangle           Common share
 Biomedical        warrant
 Sciences, Inc.(a) at $28.00;
                   expiring
                   2009         1999         366         366          0         366          0
                                                   ---------  ---------   ---------  ---------
                                                   1,243,105    810,831   1,242,625    810,351
                                                   ---------  ---------   ---------  ---------
Medical/Biotechnology
---------------------
17.9% and 16.5% at March 31, 2003, and December 31, 2002, respectively
----------------------------------------------------------------------
Corautus Genetics
 Inc. (formerly
 GenStar
 Therapeutics
 Corporation)      Common
 (b)(c)            shares       1999      62,624     320,242     46,028     320,242     70,138


STATEMENTS OF INVESTMENTS (continued)
-------------------------------------------
Corautus Genetics  Common
 Inc. (formerly    share
 GenStar           warrants at
 Therapeutics      $0.30-$0.74;
 Corporation)(b)   expiring     1998-
                   2005-2006    1999      41,667           0          0           0      1,667
Hemoxymed, Inc.
 (formerly
 Molecular
 Geriatrics        Common
 Corporation) (a)  shares       1993      15,528     125,000      1,630     125,000        854
Periodontix,       Preferred
 Inc. (a)          shares       1998     106,122     259,999          0     259,999          0
Periodontix,       Convertible
 Inc. (a)          note (2)     1999     $37,000      48,784        947      48,054        947
Physiometrix,      Common
 Inc.              shares       1996     126,791      53,793     86,218      53,793     69,735
Sanarus Medical,   Preferred    1999-
 Inc. (a) (b)      shares       2001     138,531     215,000    119,766     215,000    119,766
Sanarus            Preferred
 Medical,          share
 Inc. (a) (b)      warrants
                   at exercise
                   price TBD;
                   expiring
                   2006         2001          55          54         27          54         27
                                                   ---------  ---------   ---------  ---------
                                                   1,022,872    254,616   1,022,142    263,134
                                                   ---------  ---------   ---------  ---------


STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Microelectronics
----------------
3.0% and 2.7% at March 31, 2003, and December 31, 2002, respectively
--------------------------------------------------------------------
KOR Electronics,   Preferred    1989-
 Inc. (a) (b)      shares       1995   3,571,024   1,130,390     42,390   1,130,390     42,390
                                                   ---------  ---------   ---------  ---------
                                                   1,130,390     42,390   1,130,390     42,390
                                                   ---------  ---------   ---------  ---------
Venture Capital Limited Partnership Investments
-----------------------------------------------
21.5% and 19.2% at March 31, 2003, and December 31, 2002, respectively
----------------------------------------------------------------------
El Dorado          Ltd.
 Ventures III, L.P.Partnership
 (a)               interests  various   $250,000     212,460     24,739     212,460     24,739
Medical Science    Ltd.
 Partners, L.P.    Partnership
 (a)               interests  various   $500,000     187,246     93,623     187,246     93,623
Newtek             Ltd.
 Ventures II, L.P. Partnership
 (a)               interests  various   $859,914     330,328    165,164     330,328    165,164
Onset Enterprises  Ltd.
 Associates, L.P.  Partnership
 (a)               interests  various   $500,000      45,000     22,500      45,000     22,500
Utah Ventures      Ltd.
 Limited           Partnership
 Partnership (a)   interests  various   $250,000      41,123          0      41,123        742
                                                   ---------  ---------   ---------  ---------
                                                     816,157    306,026     816,157    306,768
                                                   ---------  ---------   ---------  ---------


STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Total equity investments 105.7% and 96.2% at
 March 31, 2003, and December 31, 2002,
 respectively                                      5,329,818  1,507,008   5,326,941  1,535,091
                                                   ---------  ---------   ---------  ---------
Notes Receivable, Net
---------------------
Avalon Vision      Secured
 Solutions, Inc.   note, 16%,
                   due 2004     1999     $11,676      13,512      2,702      13,044      2,607
                                                   ---------  ---------   ---------  ---------
Total notes receivable 0.2% and 0.2% at
 March 31, 2003, and December 31, 2002,
 respectively                                         13,512      2,702      13,044      2,607
                                                   ---------  ---------   ---------  ---------
Total investments 105.9% and 96.4% at
 March 31, 2003, and December 31, 2002,
 respectively                                     $5,343,330 $1,509,710  $5,339,985 $1,537,698
                                                   =========  =========   =========  =========


STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Legends and footnotes:

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


(1) Represents the total fair value of a particular industry segment as a percentage of partners' capital at 03/31/03 and 12/31/02.
(2) The Partnership has no income-producing equity investments except for convertible notes, which include accrued interest.  Interest rates on such notes are between 3.21 percent and
8.25 percent.





The accompanying notes are an integral part of these financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                   For the Three Months Ended March 31,
                                   ------------------------------------
                                            2003          2002
                                          --------       --------
Investment income:
 Notes receivable interest              $   3,343     $    9,658
 Short-term investment interest               201          1,368
                                          -------        -------
  Total investment income                   3,544         11,026

Investment expenses:
 Management fees                            6,289          9,980
 Individual General Partners'
  compensation                             10,000         12,033
 Investment operations                     69,146         84,373
 Administrative and investor services     214,743        328,403
 Professional fees                         80,117         36,154
 Computer services                         16,875         30,494
 Interest expense                           4,129         10,454
                                          -------        -------
  Total investment expenses               401,299        511,891
                                          -------        -------
Net investment loss                      (397,755)      (500,865)
                                          -------        -------
Realized gain from venture capital
 limited partnership investments              742             --
                                          -------        -------


STATEMENTS OF OPERATIONS (unaudited)(continued)
----------------------------------------------

(Increase) decrease in
 unrealized depreciation:
  Equity investments                      (30,960)      (751,268)
  Notes receivable                           (373)       154,866
                                          -------        -------
Net increase in unrealized
 depreciation                             (31,333)      (596,402)
                                          -------        -------


Total other income                        193,830        666,667
                                          -------        -------

Net decrease in partners' capital
 resulting from operations              $(234,516)     $(430,600)
                                          =======        =======
Net decrease in partners' capital
 resulting from operations
 per Unit                               $   (0.47)     $   (0.94)
                                          =======        =======



















The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                       For the Three Months Ended March 31,
                                       -----------------------------------
                                             2003               2002
                                          ----------         ----------
Net decrease in partners' capital
 resulting from operations                $(234,516)        $ (430,600)

Adjustments to reconcile decrease
 in partners' capital resulting
 from operations to net cash
 used by operating activities:
 Realized gain from venture capital
  limited partnership investments              (742)                --
 Net decrease (increase) in unrealized
  appreciation (depreciation):
   Equity investments                        30,960            751,268
   Notes receivable                             373           (154,866)
 Increase in accrued interest
  on notes receivable                        (3,345)            (9,658)
 Decrease in prepaid expenses                10,011                 --
 Decrease (increase) in other
  receivable                                580,468           (666,667)
 Decrease in due to related
  parties                                  (269,679)          (178,438)
 Decrease in accounts payable
  and accrued expenses                       (4,803)           (40,439)
 Other changes, net                             150             11,160
                                            -------          ---------
Net cash provided (used) by operating
 activities                                 108,877           (718,240)
                                            -------          ---------
Cash flows from investing activities:
 Proceeds from venture capital
  limited partnership investments               742                 --
                                            -------          ---------
Net cash provided by investing
 activities                                     742                 --
                                            -------          ---------


STATEMENTS OF CASH FLOWS (unaudited)(continued)
----------------------------------------------

Cash flows from financing activities:
 Proceeds from short-term borrowings             --          1,147,180
                                            -------          ---------
Net cash provided by
 financing activities                            --          1,147,180
                                            -------          ---------
Net increase in cash and cash
 equivalents                                109,619            428,940

Cash and cash equivalents at
 beginning of year                           22,739             11,967
                                            -------          ---------
Cash and cash equivalents
 at March 31                              $ 132,358         $  440,907
                                            =======          =========

























The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     Interim Financial Statements
       ----------------------------

The accompanying unaudited financial statements included herein have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes, which would be presented, were such financial statements prepared in accordance with generally accepted accounting principles in the United States of America. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of the Managing General Partners, the accompanying interim financial statements reflect all adjustments necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

2.     Uncertain Future of the Partnership
       -----------------------------------

The uncertainties arising from the timing of future liquidation events raise substantial doubt about the Partnership's ability to continue as a going concern. The accompanying interim financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Partnership has been advised by its certified independent public accountants that should the uncertainties surrounding the Partnership's future operations remain unresolved at year-end, their report on those financial statements will be modified for that contingency.

3.     Provision for Income Taxes
       --------------------------

No provision for income taxes has been made by the Partnership, as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

The accompanying financial statements are prepared using accounting principles generally accepted in the United States of America, which may not equate to tax accounting. The cost of investments on a tax basis at March 31, 2003, and December 31, 2002, was $7,252,266 and $7,248,923,
respectively. At March 31, 2003, and December 31, 2002, gross unrealized depreciation on investments based on cost for federal income tax purposes was as follows:

                                        March 31,    December 31,
                                          2003           2002
                                      ------------   ------------
Unrealized appreciation               $    61,756    $    46,940
Unrealized depreciation                (5,804,310)    (5,758,161)
                                        ---------      ---------
Net unrealized depreciation           $(5,742,554)   $(5,711,221)
                                        =========      =========

4.     Related Party Transactions
       --------------------------

Related party costs are included in investment expenses shown on the Statements of Operations. Related party costs for the three months ended March 31, 2003 and 2002, were as follows:

                                                 2003          2002
                                               --------      --------
   Management fees                            $  6,289      $  9,980
   Individual General Partners' compensation    10,000        12,033
   Reimbursable operating expenses             232,613       385,368

Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual periodically. There were $50,679 due from related parties and $278,950 due to related parties at March 31, 2003, and December 31, 2002, respectively, for such expenses. Included in due to related parties as of March 31, 2003, are reimbursable legal fees of $63,917 due to an affiliated partnership for legal expenses associated with the Kanematsu legal proceeding. See Note 9.

Management fees due from the Managing General Partners were $629 at March 31, 2003 and were netted against due to related parties. An overpayment of management fees by the Partnership during the three months ended March 31, 2003, was reimbursed by the Managing General Partners in April 2003. At December 31, 2002, there was $3,338 due to the Managing General Partners. This was included in due to related parties as of December 31, 2002.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. Any such profit is allocated amongst the Partnership and affiliated partnerships based upon their proportionate investment in the portfolio company. At March 31, 2003, the Partnership and affiliated partnerships had an indirect interest in non-transferable Sanarus Medical, Inc., Physiometrix, Inc., Endocare, Inc. and Corautus Genetics Inc. (formerly GenStar Therapeutics Corporation) options with a fair value of $6,999.

Retention bonuses were offered to and accepted by key employees of the Managing General Partners in late 2002. The expense for these bonuses, which were approved by the Individual General Partners during the September 2002 Management Committee meeting, was prepaid by the Partnership in October and December 2002. The amount of prepaid operating expenses was $186,180. The bonuses, incremented by annual salary increases, will be paid to those individuals who are still full-time employees of the Managing General Partners in April 2007. The expense for the bonus is recognized ratably over the beneficial period, October 2002 to April 2007. As of March 31, 2003, the Partnership has recognized expense of $15,944. Upon the resignation of personnel, no adjustment to the retention bonus amount previously paid by the Partnership to the Managing General Partners shall occur until a replacement person is hired.

5.     Equity Investments
       ------------------

All investments are valued at fair value as determined in good faith by the Managing General Partners.

Marketable Equity Securities
----------------------------

At March 31, 2003, and December 31, 2002, marketable equity securities had aggregate costs of $464,958, and aggregate market values of $123,945 and $126,932, respectively. The net unrealized losses at March 31, 2003, and December 31, 2002, included gross gains of $32,425 and $15,942, respectively.

Restricted Securities
---------------------

At March 31, 2003, and December 31, 2002, restricted securities had aggregate costs of $4,864,860 and $4,861,983, respectively, and aggregate fair values of $1,383,063 and $1,408,159, respectively, representing 101.6 percent and 88.2 percent, respectively, of the net assets of the Partnership.

There were no significant purchases or sales of equity investments during the quarter ended March 31, 2003.

Other Equity Investments
------------------------

Other significant changes reflected in the Statements of Investments relate to market value fluctuations for publicly traded portfolio companies or changes in the fair value of private companies as determined in accordance with the policy described in Note 1 to the financial statements included in the Partnership's December 31, 2002, Form 10-K.

Subsequent Events
-----------------

The Partnership funded a convertible secured loan of $9,395 to Sanarus Medical, Inc. during April 2003. This amount was included in unfunded equity commitments at March 31, 2003. See Note 9.


6.     Notes Receivable
       ----------------

Activity from January 1 through March 31 consisted of:

                                                 2003          2002
                                               --------       -------
Balance at January 1                             $2,607      $109,551

  Change in interest receivable                     468         8,189
  Net (increase) decrease in unrealized
   depreciation notes receivable                   (373)      154,866
                                                  -----       -------
Balance at March 31                              $2,702      $272,606
                                                  =====       =======

The interest rate on the note receivable at March 31, 2003 was 16 percent. The note is due in 2004.

7.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at March 31, 2003, and December 31, 2002, consisted of:

                                                2003            2002
                                               -------         ------
Demand accounts                               $  5,837        $21,398
Money-market accounts                          126,521          1,341
                                               -------         ------
     Total                                    $132,358        $22,739
                                               =======         ======

8.     Term Borrowings
       ---------------

In January 2002, the Partnership borrowed $562,968 and $584,212 from a financial institution and pledged its shares in Endocare, Inc. and Corautus Genetics Inc. (formerly GenStar Therapeutics Corporation) as collateral, respectively. Due to the value of Endocare, Inc. dropping below 10 percent of the face value of the note as of December 31, 2002, the note was in default. As a result, the financial institution that issued the note in exchange for the Partnership's pledge of Endocare, Inc. shares was now entitled to own the Endocare, Inc. shares. With the release of the shares to the financial institution as of December 31, 2002, the Partnership's obligation to satisfy the note was fulfilled and the Partnership recorded income of $571,478, which included the value of the note and accrued interest payable of $8,510. The Partnership also recorded a loss on the sale of equity investments as of December 31, 2002, of $163,874 due to the release of the Endocare, Inc. shares. The remaining note bears interest at the London Interbank Offered Rate plus 1.5 percent, which is payable quarterly. The outstanding principal and any remaining accrued interest are due December 30, 2004.


9.     Commitments and Contingencies
       -----------------------------

From time to time the Partnership becomes a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity investment fundings, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are not recognized in the financial statements. At March 31, 2003, there were unfunded commitments of $10,000.

In October 2000, Kanematsu Corporation, a creditor of one of the Partnership's portfolio companies, initiated an arbitration proceeding against the Partnership, two affiliated partnerships and a fourth co-investor. Kanematsu was seeking to recover $2,000,000, the purchase price in a contract by which the Partnership and the other entities were alleged to have agreed to purchase certain debt securities of the portfolio company from Kanematsu. The Partnership and affiliated partnerships asserted counterclaims against Kanematsu. On February 12, 2002, the Partnership, affiliated partnerships and the co-investor were awarded $4,000,000 and all of Kanematsu's claims were denied. The award is in full settlement of all claims and counterclaims. The Partnership recognized revenue and a receivable of $666,667 as of February 12, 2002, for its proportionate share of the award. Kanematsu immediately filed a petition to vacate the award, and on October 9, 2002, the United States District Court issued an order confirming the arbitration award. Kanematsu appealed the order but in early November 2002 paid a forbearance fee of $200,000 in exchange for an option to settle all liabilities. On November 29, 2002, Kanematsu agreed to settle for $3,999,999. A decision on the allocation of the proceeds between the Partnership, affiliates and co-investor was reached in January 2003; however, a dispute regarding the legal fees arose. The Partnership received $774,298 on February 13, 2003, which represented its proportionate share of the settlement, less disputed legal fees, plus accrued interest. The Partnership recognized the additional revenue and receivable of $107,631 at December 31, 2002. In March 2003, the law firm remitted $193,830, the remaining amount of the award, to the Partnership. The fee dispute has not been resolved. Pursuant to the orginal agreement between the Partnership, the affiliated partnerships and the co-investor, the Partnership is obligated to reimburse an affiliated partnership for its share of the total legal expenses incurred. This liability of $63,917 is included in due to related parties.

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



10.    Financial Highlights
       --------------------

                                For The Three Months Ended March 31,
                                -----------------------------------
                                           2003          2002
                                          ------        ------
(all amounts on a per Unit basis)
Net asset value,
 beginning of period                       $6.57        $1.57

(Loss) income from
 investment operations:
  Net investment loss                      (0.41)       (1.00)
  Net realized and unrealized
   gain (loss) on investments              (0.06)        0.06
                                            ----         ----
  Total from investment
   operations                              (0.47)       (0.94)
                                            ----         ----
Net asset value, end of period             $6.11        $0.63
                                            ====         ====


Total Return                               (7.13)%     (60.06)%

Ratios to average net assets:

 Net investment loss                       (6.43)%     (91.28)%

 Expenses                                  15.82%      116.61%


Pursuant to the Partnership Agreement, net profit shall be allocated first to those Partners with deficit capital account balances until such deficits have been eliminated. The net asset values shown above assume the Partnership is in liquidation. Upon liquidation, the General Partners would contribute capital equal to the amount of the Limited Partners' deficit. As of March 31, 2003 and 2002, the General Partners have a negative capital balance of $3,803,903 and $3,484,507, respectively. Upon liquidation, the General Partners would be required to contribute cash equal to the net asset value less the General Partners' negative capital balance. At March 31, 2003 and 2002, the cash the General Partners would be required to contribute equaled $2,442,286 and $250,591, respectively. Net asset value has been calculated in accordance with this provision of the Partnership Agreement.


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership operates as a business development company under the Investment Company Act of 1940 and makes venture capital investments in new and developing companies. The Partnership's financial condition is dependent upon the success of the portfolio companies. There is no ready market for many of the Partnership's investments. It is possible that some of its venture capital investments may be a complete loss or may be unprofitable and that others will appear likely to become successful, but may never realize their potential. The valuation of the Partnership's investments in securities for which there are no available market quotes is subject to the estimate of the Managing General Partners in accordance with the valuation guidance described in Note 1 to the financial statements included in the Partnership's Form 10-K for the year ended December 31, 2002.
In the absence of readily obtainable market values, the estimated fair value of the Partnership's investments may differ significantly from the values that would have been used had a ready market existed.

The Partnership continues to experience decreases in partners' capital resulting from overall market declines and from operations. For the three months ended March 31, 2003, the Partnership incurred a net decrease in partners' capital of $234,516. In addition, the Partnership's liquid assets, including unrestricted marketable equity investments, are not adequate to fund ongoing operations of the Partnership for 2003. These factors, among others, raise substantial doubt about the Partnership's ability to continue as a going concern. As a result, the Independent General Partners have tasked the Managing General Partners with examining a number of different options, including the possible early sale of some of the Partnership's private holdings. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

During the three months ended March 31, 2003, net cash provided by operating activities totaled $108,877. The Partnership paid management fees of $10,256 to the Managing General Partners and reimbursed related parties for other investment expenses of $552,231. In addition, $10,000 was paid to the Individual General Partners as compensation for their services. The Partnership paid other investment expenses of $93,133. Interest income of $199 and other income of $774,298 was received.

Cash and cash equivalents at March 31, 2003, were $132,358. Future proceeds from investment sales and Managing General Partner support are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net decrease in partners' capital resulting from operations was $234,516 for the three months ended March 31, 2003, compared to a net decrease in partners' capital resulting from operations of $430,600 for the same period in 2002.

Other income of $193,830 and $666,667 was recognized during the quarters ended March 31, 2003 and 2002, respectively. This was the result of a settlement between Kanematsu Corporation, a creditor of one of the Partnership's portfolio companies, and the Partnership. See Note 9.

Net unrealized depreciation on equity investments was $3,822,810 at March 31, 2003, compared to net unrealized depreciation of $3,791,850 at December 31, 2002. During the quarter ended March 31, 2003, the Partnership recorded an increase in net unrealized depreciation on equity investments of $30,960 compared to an increase in net unrealized depreciation of $751,268 during the same period in 2002. The change in 2003 was due to the decrease in the publicly traded prices of the Partnership's marketable equity securities. The change in 2002 was primarily attributable to decreases in the publicly traded prices of Corautus Genetics Inc. (formerly GenStar Therapeutics Corporation) and Physiometrix, Inc.

Net unrealized depreciation on notes receivable was $10,810 and $10,437 at March 31, 2003, and December 31, 2002, respectively. During the quarter ended March 31, 2003, the net increase in unrealized depreciation of notes receivable was $373. During the quarter ended March 31, 2002, the net decrease in unrealized depreciation of notes receivable of $154,866 was primarily attributable to an increase in the fair value of notes issued to Thermatrix Inc.

During the quarter ended March 31, 2003, there were realized gains from venture capital limited partnership investments of $742. During the same period in 2002, the Partnership realized no gains or losses.

Total investment expenses were $401,299 and $511,891 for the quarters ended March 31, 2003 and 2002, respectively. The decrease was primarily due to decreased investment monitoring, computer services, and administrative services, partially offset by increased professional fees resulting from legal fees for the Kanematsu legal proceeding.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.


Item 3.   Procedures and Controls

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

The certifying officer also has indicated that there were no significant changes in Technology Funding Partners III, L.P.'s internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation other than changes needed to maintain adequate separation of duties and responsibilities of personnel in the ordinary course of business, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

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

Date:  May 15, 2003    By:     /s/Charles R. Kokesh
                               --------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Limited




II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) A report on Form 8-K was filed by the Partnership during the quarter ended March 31, 2003. Pursuant to Article 6 of the Partnership Agreement for Technology Funding Partners IV, An Aggressive Growth Fund, L.P., the Partnership Agreement had been amended. The corrected Amended and Restated Limited Partnership Agreement is included in the 8-K filed on January 8, 2003.

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

                         TECHNOLOGY FUNDING VENTURE PARTNERS IV,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              TECHNOLOGY FUNDING LTD.
                              Managing General Partners




Date:  May 15, 2003    By:         /s/Charles R. Kokesh
                               --------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Limited





                             CERTIFICATIONS
                             --------------

In connection with the Technology Funding Partners IV, L.P. (the Partnership) Quarterly Report on Form 10-Q for the period ending March 31, 2003, as filed with the Securities and Exchange Commission (the Report), I Charles, R. Kokesh, President, Chief Executive Officer, Chief Financial Officer and Chairman of Technology Funding Inc. and Managing General Partner of Technology Funding Limited, certify, pursuant to 18 U.S.C.
Section 1350, as added Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934; and

2. To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership as of and for the period covered by the Report.


Date:  May 15, 2003   By:     /s/Charles R. Kokesh
                               --------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Limited