Form 10-Q
period 2003-06-30
TECHNOLOGY FUNDING VENTURE PARTNERS IV
filed 2003-08-13
CIK 826595

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 2003

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

The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward-looking statements made by or on behalf of the Partnership. The Partnership and its representatives may from time to time make written or oral statements that are "forward-looking," including statements contained in this report and other filings with the Securities and Exchange Commission, and reports to the Partnership's shareholders and news releases. All statements that express expectations, estimates, forecasts and projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of the Partnership. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "projects," "forecasts," "may," "should," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. The Partnership undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                             (unaudited)
                                              June 30,         December 31,
                                                2003               2002
                                             -----------       ------------
ASSETS

Investments:
 Equity investments (cost of $5,342,111
  and $5,326,941 as of June 30, 2003,
  and December 31, 2002, respectively)        $3,293,541        $1,535,091
 Notes receivable (cost of $13,419
  and $13,044 as of June 30, 2003,
  and December 31, 2002, respectively)             2,684             2,607
                                               ---------         ---------
   Total investments                           3,296,225         1,537,698

Cash and cash equivalents                         90,474            22,739
Due from related parties                          12,447                --
Prepaid expenses                                 160,225           180,247
Other receivables                                     --           774,298
Other assets                                          --               675
                                               ---------         ---------
   Total assets                               $3,559,371        $2,515,657
                                               =========         =========


BALANCE SHEETS (unaudited) (continued)
--------------------------------------

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses         $   34,029        $   44,114
Due to related parties                                --           282,288
Term borrowings                                  584,212           584,212
Other liabilities                                 16,953             8,910
                                               ---------         ---------
   Total liabilities                             635,194           919,524

Commitments and contingencies
     (See Note 8)

Partners' capital:
 Limited Partners
   (400,000 Units outstanding)                 5,353,131         5,353,131
 General Partners                             (2,428,954)       (3,756,998)
                                               ---------         ---------
     Total partners' capital                   2,924,177         1,596,133
                                               ---------         ---------
   Total liabilities and partners' capital    $3,559,371        $2,515,657
                                               =========         =========



















The accompanying notes are an integral part of these financial statements.



STATEMENTS OF INVESTMENTS
-------------------------

                                         Principal
                                         Amount or    June 30, 2003          December 31, 2002
Industry                                 Shares at   ----------------        -----------------
(1)                         Investment    June 30,   Cost       Fair         Cost        Fair
Company           Position  Date           2003      Basis      Value        Basis       Value
-------------     --------  ----------  -----------  -----      -----        -----       -----
Equity Investments
------------------
Communication
-------------
7.7% and 7.0% at June 30, 2003, and December 31,2002, respectively
------------------------------------------------------------------
iVillage Inc.      Common       1996-
                   shares       2000      60,848  $  411,165 $   90,055  $  411,165 $   57,197
WorldRes.com, Inc. Common       1997-
 (a) (b)           shares       1999     155,918     619,687     46,775     619,687     46,775
WorldRes.com, Inc. Convertible
 (a) (b)           note (2)     2002     $79,500      88,076     88,076      84,775      8,476

                                                   ---------  ---------   ---------  ---------
                                                   1,118,928    224,906   1,115,627    112,448
                                                   ---------  ---------   ---------  ---------
Environmental
-------------
53.6% and 50.8% at June 30, 2003, and December 31, 2002, respectively
---------------------------------------------------------------------
SunPower
 Corporation       Common       1990-
 (a) (b)           shares       1994   1,165,217   1,179,051  1,514,782   1,179,051    757,391
STATEMENTS OF INVESTMENTS (continued)
------------------------------------
SunPower           Common share
 Corporation       warrant
 (a) (b)           at $.06;
                   expiring
                   2005         2000     469,455           0          0           0          0
SunPower
 Corporation       Convertible
 (a) (b)           note (2)     2002     $52,000      53,860     53,860      52,960     52,960
Triangle
 Biomedical        Common
 Sciences, Inc.(a) shares       1999         366      10,248          0      10,248          0
Triangle           Common share
 Biomedical        warrant
 Sciences, Inc.(a) at $28.00;
                   expiring
                   2009         1999         366         366          0         366          0
                                                   ---------  ---------   ---------  ---------
                                                   1,243,525  1,568,642   1,242,625    810,351
                                                   ---------  ---------   ---------  ---------
Medical/Biotechnology
---------------------
11.8% and 16.5% at June 30, 2003, and December 31, 2002, respectively
---------------------------------------------------------------------
Corautus Genetics
 Inc. (formerly
 GenStar
 Therapeutics
 Corporation)      Common
 (b)(c)            shares       1999      62,624     320,242     92,370     320,242     70,138


STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Corautus Genetics  Common
 Inc. (formerly    share
 GenStar           warrants at
 Therapeutics      $0.30-$0.74;
 Corporation)(b)   expiring     1998-
                   2005-2006    1999      41,667           0     10,119           0      1,667
Hemoxymed, Inc.
 (formerly
 Molecular
 Geriatrics        Common
 Corporation) (a)  shares       1993      15,528     125,000      1,398     125,000        854
Periodontix,       Preferred
 Inc. (a)          shares       1998     106,122     259,999          0     259,999          0
Periodontix,       Convertible
 Inc. (a)          note (2)     1999     $37,000      49,523        947      48,054        947
Physiometrix,      Common
 Inc.              shares       1996     126,791      53,793    190,187      53,793     69,735
Sanarus Medical,   Preferred    1999-
 Inc. (a) (b)      shares       2001     138,531     215,000     47,906     215,000    119,766
Sanarus            Preferred
 Medical,          share
 Inc. (a) (b)      warrants
                   at exercise
                   price TBD;
                   expiring
                   2006         2001          55          54         10          54         27
Sanarus
 Medical,          Convertible
 Inc. (a) (b)      note (2)     2003      $9,395       9,500      1,900          --         --
                                                   ---------  ---------   ---------  ---------
                                                   1,033,111    344,837   1,022,142    263,134
                                                   ---------  ---------   ---------  ---------


STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Microelectronics
----------------
29.4% and 2.7% at June 30, 2003, and December 31, 2002, respectively
--------------------------------------------------------------------
KOR Electronics,   Preferred    1989-
 Inc. (a) (b)      shares       1995   3,571,024   1,130,390    859,885   1,130,390     42,390
                                                   ---------  ---------   ---------  ---------
                                                   1,130,390    859,885   1,130,390     42,390
                                                   ---------  ---------   ---------  ---------
Venture Capital Limited Partnership Investments
-----------------------------------------------
10.1% and 19.2% at June 30, 2003, and December 31, 2002, respectively
---------------------------------------------------------------------
El Dorado          Ltd.
 Ventures III, L.P.Partnership
 (a)               interests  various   $250,000     212,460     13,984     212,460     24,739
Medical Science    Ltd.
 Partners, L.P.    Partnership
 (a)               interests  various   $500,000     187,246     93,623     187,246     93,623
Newtek             Ltd.
 Ventures II, L.P. Partnership
 (a)               interests  various   $859,914     330,328    165,164     330,328    165,164
Onset Enterprises  Ltd.
 Associates, L.P.  Partnership
 (a)               interests  various   $500,000      45,000     22,500      45,000     22,500
Utah Ventures      Ltd.
 Limited           Partnership
 Partnership (a)   interests  various   $250,000      41,123          0      41,123        742
                                                   ---------  ---------   ---------  ---------
                                                     816,157    295,271     816,157    306,768
                                                   ---------  ---------   ---------  ---------


STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Total equity investments - 112.6% and 96.2% at
 June 30, 2003, and December 31, 2002,
 respectively                                      5,342,111  3,293,541   5,326,941  1,535,091
                                                   ---------  ---------   ---------  ---------
Notes Receivable, Net
---------------------
Avalon Vision      Secured
 Solutions, Inc.   note, 16%,
                   due 2004     1999     $11,676      13,419      2,684      13,044      2,607
                                                   ---------  ---------   ---------  ---------
Total notes receivable - 0.1% and 0.2% at
 June 30, 2003, and December 31, 2002,
 respectively                                         13,419      2,684      13,044      2,607
                                                   ---------  ---------   ---------  ---------
Total investments - 112.7% and 96.4% at
 June 30, 2003, and December 31, 2002,
 respectively                                     $5,355,530 $3,296,225  $5,339,985 $1,537,698
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


(1) Represents the total fair value of a particular industry segment as a percentage of partners' capital at 06/30/03 and 12/31/02.
(2) The Partnership has no income-producing equity investments except for convertible notes, which include accrued interest.  Interest rates on such notes are between 3.21 percent and
8.25 percent.





The accompanying notes are an integral part of these financial statements.


STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                               For the Three Months           For the Six Months
                                                  Ended June 30,                Ended June 30,
                                               --------------------           ------------------
                                               2003           2002            2003          2002
                                              ------         ------          ------        ------
Investment income:
 Notes receivable interest                $    3,371     $   10,534     $     6,714    $   20,192
 Short-term investment interest                  297            875             498         2,243
                                           ---------      ---------       ---------     ---------
  Total investment income                      3,668         11,409           7,212        22,435

Investment expenses:
 Management fees                               5,018          9,980          11,307        19,960
 Individual General Partners' compensation    10,000          3,967          20,000        16,000
 Investment operations                        23,296         23,284          92,442       107,657
 Administrative and investor services        135,283        281,433         350,026       609,836
 Professional fees                            32,472         38,357         112,589        74,511
 Computer services                            16,196         29,983          33,071        60,477
 Interest expense                              3,913             30           8,042        10,484
                                           ---------      ---------       ---------     ---------
  Total investment expenses                  226,178        387,034         627,477       898,925
                                           ---------      ---------       ---------     ---------
Net investment loss                         (222,510)      (375,625)       (620,265)     (876,490)
                                           ---------      ---------       ---------     ---------



STATEMENTS OF OPERATIONS (unaudited) (continued)
-----------------------------------------------

 Realized gain from venture capital
  limited partnership investments             10,755             --          11,497            --
 Realized loss from write-off
  of note receivable                              --       (125,000)             --      (125,000)
                                           ---------      ---------       ---------     ---------
Net realized income (loss)                    10,755       (125,000)         11,497      (125,000)
                                           ---------      ---------       ---------     ---------

Decrease (increase) in unrealized
  depreciation:
  Equity investments                       1,774,240       (568,033)      1,743,280    (1,319,301)
  Notes receivable                                75             91            (298)      154,957
                                           ---------      ---------       ---------     ---------
Net decrease (increase) in
 unrealized depreciation                   1,774,315       (567,942)      1,742,982    (1,164,344)
                                           ---------      ---------       ---------     ---------

Other income                                      --             --         193,830       666,667
                                           ---------      ---------       ---------     ---------
Net increase (decrease) in partners'
 capital resulting from operations       $ 1,562,560    $(1,068,567)    $ 1,328,044   $(1,499,167)
                                           =========      =========       =========     =========
Net increase (decrease) in partners'
 capital resulting from
 operations per Unit                     $      0.47     $    (2.14)    $      0.00   $     (3.08)
                                           =========      =========       =========     =========


The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                       For the Six Months Ended June 30,
                                       -----------------------------------
                                             2003               2002
                                          ----------         ----------
Net increase (decrease) in
 partners' capital resulting
 from operations                          $1,328,044        $(1,499,167)

Adjustments to reconcile increase
 (decrease) in partners' capital
 resulting from operations to net
 cash used by operating activities:
 Realized gain from venture capital
  limited partnership investments            (11,497)                --
 Realized loss from write-off of
  note receivable                                 --            125,000
 Net (decrease) increase in
  unrealized depreciation:
  Equity investments                      (1,743,280)         1,319,301
  Notes receivable                               298           (154,957)
 (Increase) decrease in accrued
  interest on notes receivable                (6,150)             5,639
 Decrease in prepaid expenses                 20,022                 --
 Decrease (increase) in other
  receivable                                 774,298           (666,667)
 Decrease in due to related parties         (294,735)          (208,845)
 Decrease in accounts payable
  and accrued expenses                       (10,085)           (25,537)
 Other changes, net                            8,718              4,270
                                           ---------          ---------
Net cash provided (used) by operating
 activities                                   65,633         (1,100,963)
                                           ---------          ---------


STATEMENTS OF CASH FLOWS (unaudited)(continued)
----------------------------------------------

Cash flows from investing activities:
 Purchase of equity investments               (9,395)           (81,500)
 Repayments of notes receivable                   --            125,000
 Proceeds from venture capital
  limited partnership investments             11,497                 --
                                           ---------          ---------
Net cash provided by investing
 activities                                    2,102             43,500
                                           ---------          ---------
Cash flows from financing activities:
 Proceeds from short-term borrowings              --          1,147,180
                                           ---------          ---------
Net cash provided by
 financing activities                             --          1,147,180
                                           ---------          ---------
Net increase in cash and cash
 equivalents                                  67,735             89,717

Cash and cash equivalents at
 beginning of year                            22,739             11,967
                                           ---------          ---------
Cash and cash equivalents
 at June 30                               $   90,474         $  101,684
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

The accompanying financial statements are prepared using accounting principles generally accepted in the United States of America, which may not equate to tax accounting. The cost of investments on a tax basis at June 30, 2003, and December 31, 2002, was $7,264,468 and $7,248,923,
respectively. At June 30, 2003, and December 31, 2002, gross unrealized depreciation on investments based on cost for federal income tax purposes was as follows:

                                        June 30,     December 31,
                                          2003           2002
                                      ------------   ------------
Unrealized appreciation               $   526,289    $    46,940
Unrealized depreciation                (4,494,528)    (5,758,161)
                                        ---------      ---------
Net unrealized depreciation           $(3,968,239)   $(5,711,221)
                                        =========      =========

3.     Related Party Transactions
       --------------------------

Related party costs are included in investment expenses shown on the Statements of Operations. Related party costs for the six months ended June 30, 2003 and 2002, were as follows:

                                                 2003          2002
                                               --------      --------
   Management fees                            $ 11,307      $ 19,960
   Individual General Partners' compensation    20,000        16,000
   Operating expenses reimbursed to related
     parties                                   453,933       655,827

Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual periodically. There were $14,514 due from related parties and $278,950 due to related parties at June 30, 2003, and December 31, 2002, respectively, for such expenses.

Management fees due to the Managing General Partners were $2,067 at June 30, 2003, and were netted against due from related parties. At December 31, 2002, there was $3,338 due to the Managing General Partners. This was included in due to related parties as of December 31, 2002.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. Any such profit is allocated amongst the Partnership and affiliated partnerships based upon their proportionate investment in the portfolio company. At June 30, 2003, the Partnership and affiliated partnerships had an indirect interest in non-transferable Sanarus Medical, Inc., Physiometrix, Inc., Endocare, Inc. and Corautus Genetics Inc. (formerly GenStar Therapeutics Corporation) options with a fair value of $33,430.

Retention bonuses were offered to and accepted by key employees of the Managing General Partners in late 2002. The expense for these bonuses, which were approved by the Individual General Partners during the September 2002 Management Committee meeting, was prepaid by the Partnership in October and December 2002. The amount of prepaid operating expenses was $186,180. The bonuses, incremented by annual salary increases, will be paid to those individuals who are still full-time employees of the Managing General Partners in April 2007. The expense for the bonus is recognized ratably over the beneficial period, October 2002 to April 2007. As of June 30, 2003, the Partnership has recognized expense of $20,022. Upon the resignation of personnel, no adjustment to the retention bonus amount previously paid by the Partnership to the Managing General Partners shall occur until a replacement person is hired.

4.     Equity Investments
       ------------------

All investments are valued at fair value as determined in good faith by the Managing General Partners.

Marketable Equity Securities
----------------------------

At June 30, 2003, and December 31, 2002, marketable equity securities had aggregate costs of $464,958, and aggregate market values of $280,242 and $126,932, respectively. The net unrealized losses at June 30, 2003, and December 31, 2002, included gross gains of $137,265 and $15,942, respectively.

Restricted Securities
---------------------

At June 30, 2003, and December 31, 2002, restricted securities had aggregate costs of $4,877,153 and $4,861,983, respectively, and aggregate fair values of $3,013,299 and $1,408,159, respectively, representing 103.0 percent and 88.2 percent, respectively, of the net assets of the Partnership.

Significant purchases or sales of equity investments during the quarter ended June 30, 2003, were as follows:

Sanarus Medical, Inc.
--------------------

The Partnership funded a convertible secured loan of $9,395 to Sanarus Medical, Inc. during April 2003. This note bears interest at 6 percent and matures in April 2004.

Other Equity Investments
------------------------

Other significant changes reflected in the Statements of Investments relate to market value fluctuations for publicly traded portfolio companies or changes in the fair value of private companies as determined in accordance with the policy described in Note 1 to the financial statements included in the Partnership's December 31, 2002, Form 10-K.

5.     Notes Receivable
       ----------------

Activity from January 1 through June 30 consisted of:

                                                 2003          2002
                                               --------       -------
Balance at January 1                             $2,607      $109,551

  Repayment of notes receivable                      --      (125,000)
  Write-off of notes receivable                      --      (125,000)
  Change in interest receivable                     375        (8,212)
  Net (increase) decrease in unrealized
   depreciation notes receivable                   (298)      154,957
                                                  -----       -------
Balance at June 30                               $2,684      $  6,296
                                                  =====       =======

The interest rate on the note receivable at June 30, 2003, was 16 percent. The note is due in 2004.

6.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at June 30, 2003, and December 31, 2002, consisted of:

                                                2003            2002
                                               -------         ------
Demand accounts                               $ 63,674        $21,398
Money-market accounts                           26,800          1,341
                                               -------         ------
     Total                                    $ 90,474        $22,739
                                               =======         ======

7.     Term Borrowings
       ---------------

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

8.     Commitments and Contingencies
       -----------------------------

From time to time the Partnership becomes a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity investment fundings, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are not recognized in the financial statements. At June 30, 2003, there were no unfunded commitments.

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

9.    Financial Highlights
       --------------------

                                For The Six Months Ended June 30,
                                ---------------------------------
                                       2003           2002
                                      ------         ------
(all amounts on a per Unit basis)
Net asset value,
 beginning of period                   $1.24         $6.91

(Loss) income from
 investment operations:
  Net investment loss                     --         (1.75)
  Net realized and unrealized
   gain (loss) on investments             --         (1.33)
                                        ----          ----
  Total from investment
   operations                             --         (3.08)
                                        ----          ----
Net asset value, end of period         $1.24         $3.83
                                        ====          ====

Total return                               0 %       (44.58)%

Ratios to average net assets:

 Net investment loss                       0 %       (32.65)%

 Expenses                             126.71%         41.85%


Pursuant to the Partnership Agreement, net profit shall be allocated first to those Partners with deficit capital account balances until such deficits have been eliminated. The net asset values shown above assume the Partnership is in liquidation. Upon liquidation, the General Partners would contribute capital equal to the amount of the Limited Partners' deficit. As of June 30, 2003 and 2002, the General Partners have a negative capital balance of $2,428,954 and $3,697,611, respectively. Upon liquidation, the General Partners would be required to contribute cash equal to the net asset value less the General Partners' negative capital balance. At June 30, 2003 and 2002, the cash the General Partners would be required to contribute equaled $0 and $250,591, respectively. Net asset value has been calculated in accordance with this provision of the Partnership Agreement.


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

During the six months ended June 30, 2003, net cash provided by operating activities totaled $65,633. The Partnership paid management fees of $12,578 to the Managing General Partners and reimbursed related parties for other investment expenses of $727,374. In addition, $20,000 was paid to the Individual General Partners as compensation for their services. The Partnership paid other investment expenses of $143,605. Interest income of $1,062 and other income of $968,128 was received.

Cash and cash equivalents at June 30, 2003, were $90,474. Future proceeds from investment sales and Managing General Partner support are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net increase in partners' capital resulting from operations was $1,562,560 for the three months ended June 30, 2003, compared to a net decrease in partners' capital resulting from operations of $1,068,567 for the same period in 2002.

Net unrealized depreciation on equity investments was $2,048,570 at June 30, 2003, compared to net unrealized depreciation of $3,822,810 at March 31, 2003. During the quarter ended June 30, 2003, the Partnership recorded a decrease in net unrealized depreciation on equity investments of $1,774,240 compared to an increase in net unrealized depreciation of $568,033 during the same period in 2002. The change in 2003 was due to the increase in the fair value of privately held companies in the environmental and medical/biotechnology industries. The change in 2002 was primarily attributable to decreases in the publicly traded prices of companies in the medical/biotechnology industries.

Total investment expenses were $226,178 and $387,034 for the quarters ended June 30, 2003 and 2002, respectively. The decrease was primarily due to decreased investment monitoring, computer services, and administrative services.

During the quarter ended June 30, 2002, realized loss from the write-off of notes receivable totaled $125,000 and related to notes receivable from Thermatrix Inc. which were partially repaid and the remainder written off. There were no amounts written off in the corresponding quarter of 2003.

During the quarter ended June 30, 2003, there were realized gains from venture capital limited partnership investments of $10,755. During the same period in 2002, the Partnership realized no gains or losses.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

Current six months compared to corresponding six months in the preceding
------------------------------------------------------------------------
year
----

Net increase in partners' capital resulting from operations was $1,328,044 for the six months ended June 30, 2003, compared to a net decrease in partners' capital resulting from operations of $1,499,167 for the same period in 2002.

Net unrealized depreciation on equity investments was $2,048,570 at June 30, 2003, compared to net unrealized depreciation of $3,791,850 at December 31, 2002. During the six months ended June 30, 2003, the Partnership recorded an increase in net unrealized depreciation on equity investments of $1,743,280 compared to an increase in net unrealized depreciation of $1,319,301 during the same period in 2002. The change in 2003 was due to the increase in the fair values of privately held companies in the environmental and medical/biotechnology industries. The change in 2002 was primarily attributable to decreases in the publicly traded prices of companies in the medical/biotechnology industries.

Other income of $193,830 and $666,667 was recognized during the six months ended June 30, 2003 and 2002, respectively. This was the result of a settlement between Kanematsu Corporation, a creditor of one of the Partnership's portfolio companies, and the Partnership. See Note 8.

Total investment expenses were $627,477 and $898,925 for the six months ended June 30, 2003 and 2002, respectively. The decrease was primarily due to decreased investment monitoring, computer services, and administrative services, partially offset by increased professional fees resulting from legal fees for the Kanematsu legal proceeding.

Net unrealized depreciation on notes receivable was $10,735 and $10,437 at June 30, 2003, and December 31, 2002, respectively. During the six months ended June 30, 2003, the net increase in unrealized depreciation of notes receivable was $298. During the quarter ended June 30, 2002, the net decrease in unrealized depreciation of notes receivable of $154,957 was primarily attributable to partial payment and subsequent write-off of notes receivable from Thermatrix Inc.

During the six months ended June 30, 2002, realized loss from the write-off of notes receivable totaled $125,000 and related to notes receivable from Thermatrix Inc. which were partially repaid and the remainder written off. There were no amounts written off in the corresponding six months of 2003.

During the six months ended June 30, 2003, there were realized gains from venture capital limited partnership investments of $11,497. During the same period in 2002, the Partnership realized no gains or losses.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

Item 3.   Procedures and Controls

The undersigned is responsible for establishing and maintaining disclosure controls and procedures for Technology Funding Partners IV, An Aggressive Growth Fund, L.P. Such officer has concluded (based upon his evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that Technology Funding Partners IV, An Aggressive Growth Fund, L.P.'s disclosure controls and procedures are effective to ensure that information required to be disclosed by Technology Funding Partners IV, An Aggressive Growth Fund, L.P. in this report is accumulated and communicated to Technology Funding Partners IV, An Aggressive Growth Fund, L.P.'s management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The certifying officer also has indicated that there were no significant changes in Technology Funding Partners IV, An Aggressive Growth Fund, L.P.'s internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation other than changes needed to maintain adequate separation of duties and responsibilities of personnel in the ordinary course of business, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

                              CERTIFICATION
                              -------------

I, Charles R. Kokesh, President, Chief Executive Officer, Chief Financial Officer and Chairman of Technology Funding Inc. and Managing General Partner of Technology Funding Ltd., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Technology Funding Partners IV, An Aggressive Growth Fund, L.P.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me by others within the entity, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and
c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;
5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  August 11, 2003     By:    /s/Charles R. Kokesh
                               --------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Ltd.




II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) A report on Form 8-K was filed by the Partnership during the six months ended June 30, 2003. Pursuant to Article 6 of the Partnership Agreement for Technology Funding Partners IV, An Aggressive Growth Fund, L.P., the Partnership Agreement had been amended. The corrected Amended and Restated Limited Partnership Agreement is included in the 8-K filed on January 8, 2003.

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

                         TECHNOLOGY FUNDING VENTURE PARTNERS IV,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              TECHNOLOGY FUNDING LTD.
                              Managing General Partners




Date:  August 11, 2003     By:    /s/Charles R. Kokesh
                               --------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Ltd.





                             CERTIFICATIONS
                             --------------

In connection with the Technology Funding Partners IV, An Aggressive Growth Fund, L.P. (the Partnership) Quarterly Report on Form 10-Q for the period ending March 31, 2003, as filed with the Securities and Exchange Commission (the Report), I Charles, R. Kokesh, President, Chief Executive Officer, Chief Financial Officer and Chairman of Technology Funding Inc. and Managing General Partner of Technology Funding Ltd., certify, pursuant to 18 U.S.C. Section 1350, as added Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934; and

2. To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership as of and for the period covered by the Report.


Date:  August 11, 2003     By:     /s/Charles R. Kokesh
                               --------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Ltd.