Form 10-Q
period 2003-11-14
TECHNOLOGY FUNDING VENTURE PARTNERS IV
filed 2003-11-14
CIK 826595

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 2003

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                           (unaudited)
                                           September 30,  December 31,
                                                2003          2002
                                           -------------  ------------
ASSETS

Investments:
 Equity investments (cost of $4,578,582
  and $5,326,941 as of September 30, 2003,
  and December 31, 2002, respectively)         $2,942,582   $1,535,091
 Notes receivable (cost of $13,896 and
  $13,044 as of September 30, 2003, and
  December 31, 2002, respectively)                  2,779        2,607
                                               ---------    ---------
   Total investments                           2,945,361    1,537,698

Cash and cash equivalents                        780,455       22,739
Due from related parties                         424,053           --
Prepaid expenses                                 150,214      180,247
Other receivables                                787,867      774,298
Other assets                                          --          675
                                               ---------    ---------
   Total assets                               $5,087,950   $2,515,657
                                               =========    =========


BALANCE SHEETS (unaudited) (continued)
--------------------------------------

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses         $   29,753   $   44,114
Due to related parties                                --      282,288
Term borrowings                                  584,212      584,212
Other liabilities                                 21,296        8,910
                                               ---------    ---------
   Total liabilities                             635,261      919,524

Commitments and contingencies
     (See Note 9)

Partners' capital:
 Limited Partners (400,000 Units
  outstanding)                                  5,353,132    5,353,131
 General Partners                               (900,443)  (3,756,998)
                                               ---------    ---------
     Total partners' capital                   4,452,689    1,596,133
                                               ---------    ---------
   Total liabilities and partners' capital    $5,087,950   $2,515,657
                                               =========    =========



















The accompanying notes are an integral part of these financial statements.



STATEMENTS OF INVESTMENTS
-------------------------

                                        Principal
                                        Amount or     September 30, 2003     December 31, 2002
Industry                                Shares at     ------------------     -----------------
(1)                        Investment  September 30,  Cost         Fair      Cost        Fair
Company          Position     Date        2003        Basis        Value     Basis       Value
-------------    --------  ----------  ------------   -----        -----     -----       -----
Equity Investments
------------------
Communication
-------------
4.1% and 7.0% at September 30, 2003, and December 31, 2002, respectively
-----------------------------------------------------------------------
iVillage Inc.      Common       1996-
                   shares       2000      60,848 $   411,165 $  135,082  $  411,165 $   57,197
WorldRes.com, Inc. Common       1997-
 (a) (b)           shares       1999     155,918     619,687     46,775     619,687     46,775
WorldRes.com, Inc. Convertible
 (a) (b)           note (2)     2002     $79,500          --         --      84,775      8,476

                                                   ---------  ---------   ---------  ---------
                                                   1,030,852    181,857   1,115,627    112,448
                                                   ---------  ---------   ---------  ---------
Environmental
-------------
35.2% and 50.8% at September 30, 2003, and December 31, 2002, respectively
--------------------------------------------------------------------------
SunPower
 Corporation       Common       1990-
 (a) (b)           shares       1994   1,165,217   1,179,051  1,514,782   1,179,051    757,391
STATEMENTS OF INVESTMENTS (continued)
------------------------------------
SunPower           Common share
 Corporation       warrant
 (a) (b)           at $.06;
                   expiring
                   2005         2000     469,455           0          0           0          0
SunPower
 Corporation       Convertible
 (a) (b)           note (2)     2002     $52,000      54,281     54,281      52,960     52,960
Triangle
 Biomedical        Common
 Sciences, Inc.(a) shares       1999         366      10,248          0      10,248          0
Triangle           Common share
 Biomedical        warrant
 Sciences, Inc.(a) at $28.00;
                   expiring
                   2009         1999         366         366          0         366          0
                                                   ---------  ---------   ---------  ---------
                                                   1,243,946  1,569,063   1,242,625    810,351
                                                   ---------  ---------   ---------  ---------

Medical/Biotechnology
---------------------
13.4% and 16.5% at September 30, 2003, and December 31, 2002, respectively
--------------------------------------------------------------------------
Corautus Genetics
 Inc. (formerly
 GenStar
 Therapeutics
 Corporation)      Common
 (b)(c)            shares       1999      62,624     320,242    179,730     320,242     70,138


STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Corautus Genetics  Common
 Inc. (formerly    share
 GenStar           warrants at
 Therapeutics      $0.30-$0.74;
 Corporation)(b)   expiring     1998-
                   2005-2006    1999      41,667           0     48,333           0      1,667
Hemoxymed, Inc.
 (formerly
 Molecular
 Geriatrics        Common
 Corporation) (a)  shares       1993      15,528     125,000      3,494     125,000        854
Periodontix,       Preferred
 Inc. (a)          shares       1998     106,122           0          0     259,999          0
Periodontix,       Convertible
 Inc. (a)          note (2)     1999     $37,000           0          0      48,054        947
Physiometrix,      Common
 Inc.              shares       1996     126,791      53,793    316,978      53,793     69,735
Sanarus Medical,   Preferred    1999-
 Inc. (a) (b)      shares       2001     138,531     215,000     47,906     215,000    119,766
Sanarus            Preferred
 Medical,          share
 Inc. (a) (b)      warrants
                   at exercise
                   price TBD;
                   expiring
                   2006         2001          55          54         10          54         27
Sanarus
 Medical,          Convertible
 Inc. (a) (b)      note (2)     2003      $9,395       9,642      1,928          --         --
                                                   ---------  ---------   ---------  ---------
                                                     723,731    598,379   1,022,142    263,134
                                                   ---------  ---------   ---------  ---------


STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Microelectronics
----------------
0.0% and 2.7% at September 30, 2003, and December 31, 2002, respectively
------------------------------------------------------------------------
KOR Electronics,   Preferred    1989-
 Inc. (a) (b)      shares       1995           0           0          0   1,130,390     42,390
                                                   ---------  ---------   ---------  ---------
                                                           0          0   1,130,390     42,390
                                                   ---------  ---------   ---------  ---------

Retail Consumer Products
------------------------
6.7% and 0.0% at September 30, 2003, and December 31, 2002, respectively
------------------------------------ -----------------------------------
Dakota Holdings,   Preferred
  LLC              shares       2003   1,943,314     750,000    300,000          --         --
                                                   ---------  ---------   ---------  ---------
                                                     750,000    300,000          --         --
                                                   ---------  ---------   ---------  ---------

Venture Capital Limited Partnership Investments
-----------------------------------------------
6.6% and 19.2% at September 30, 2003, and December 31, 2002, respectively
--------------------------------------------------------------------------
El Dorado          Ltd.
 Ventures III, L.P.Partnership
 (a)               interests  various   $250,000     212,460     11,996     212,460     24,739
Medical Science    Ltd.
 Partners, L.P.    Partnership
 (a)               interests  various   $500,000     187,246     93,623     187,246     93,623


STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Newtek             Ltd.
 Ventures II, L.P. Partnership
 (a)               interests  various   $859,914     330,328    165,164     330,328    165,164
Onset Enterprises  Ltd.
 Associates, L.P.  Partnership
 (a)               interests  various   $500,000      45,000     22,500      45,000     22,500
Utah Ventures      Ltd.
 Limited           Partnership
 Partnership (a)   interests  various   $250,000      41,123          0      41,123        742
                                                   ---------  ---------   ---------  ---------
                                                     816,157    293,283     816,157    306,768
                                                   ---------  ---------   ---------  ---------

Total equity investments - 66.1% and 96.2% at
 September 30, 2003, and December 31, 2002,
 respectively                                      4,564,686  2,942,582   5,326,941  1,535,091
                                                   ---------  ---------   ---------  ---------
Notes Receivable, Net
---------------------
Avalon Vision      Secured
 Solutions, Inc.   note, 16%,
                   due 2004     1999     $11,676      13,896      2,779      13,044      2,607
                                                   ---------  ---------   ---------  ---------
Total notes receivable - 0.1% and 0.2% at
 September 30, 2003, and December 31, 2002,
 respectively                                         13,896      2,779      13,044      2,607
                                                   ---------  ---------   ---------  ---------
Total investments - 66.1% and 96.4% at
 September 30, 2003, and December 31, 2002,
 respectively                                     $4,578,582 $2,945,361  $5,339,985 $1,537,698
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

(1) Represents the total fair value of a particular industry segment as a percentage of partners' capital at 09/30/03 and 12/31/02.
(2) The Partnership has no income-producing equity investments except for convertible notes, which include accrued interest.  Interest rates on such notes are between 3.21 percent and
8.25 percent.













The accompanying notes are an integral part of these financial statements.


STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                               For the Three Months           For the Nine Months
                                                Ended September 30,            Ended September 30,
                                               --------------------           -------------------
                                                2003          2002             2003         2002
                                               ------        ------           ------       ------
Investment income:
 Notes receivable interest                $    3,370     $    3,289     $    10,083    $   23,481
 Short-term investment interest                   58             61             557         2,304
                                           ---------      ---------       ---------     ---------
  Total investment income                      3,428          3,350          10,640        25,785

Investment expenses:
 Management fees                               8,867          8,514          20,175        28,474
 Individual General Partners' compensation    10,000         12,500          30,000        28,500
 Investment operations                        23,573         21,229         116,015       128,886
 Administrative and investor services        360,670        137,545         710,696       747,381
 Professional fees                            34,422         19,871         147,010        94,382
 Computer services                            37,829         17,635          70,900        78,112
 Interest expense                              3,818             --          11,860        10,484
                                           ---------      ---------       ---------     ---------
  Total investment expenses                  479,179        217,294       1,106,656     1,116,219
                                           ---------      ---------       ---------     ---------
Net investment loss                         (475,751)      (213,944)     (1,096,016)   (1,090,434)
                                           ---------      ---------       ---------     ---------



STATEMENTS OF OPERATIONS (unaudited) (continued)
-----------------------------------------------

 Realized gain on sale of equity
  investments                              1,576,193             --       1,576,193            --
 Realized gain from venture capital
  limited partnership investments              1,986         18,036          13,483        18,036
 Realized gain from recovery of investments
  previously written off                          --        228,125              --       228,125
 Realized loss from investment write-off          --     (4,723,610)             --    (4,848,610)
                                           ---------      ---------       ---------     ---------
Net realized income (loss)                 1,578,179     (4,477,449)      1,589,676    (4,602,449)
                                           ---------      ---------       ---------     ---------

Decrease (increase) in unrealized
 depreciation:
  Equity investments                         426,466         35,902       2,169,746    (1,283,399)
  Notes receivable                              (382)     4,723,375            (680)    4,878,332
                                           ---------      ---------       ---------     ---------
Net decrease (increase) in
 unrealized depreciation                     426,084      4,759,277       2,169,066     3,594,933
                                           ---------      ---------       ---------     ---------

Other income                                      --             --         193,630       666,667
                                           ---------      ---------       ---------     ---------
Net increase (decrease) in partners'
 capital resulting from operations       $ 1,528,512    $    67,884     $ 2,856,356   $(1,431,283)
                                           =========      =========       =========     =========
Net increase (decrease) in partners'
 capital resulting from
 operations per Unit                     $      3.06     $     0.05     $      0.00   $     (3.03)
                                           =========      =========       =========     =========


The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                                For the Nine Months
                                                Ended September 30,
                                                -------------------
                                                 2003         2002
                                                ------       ------
Net increase (decrease) in
 partners' capital resulting
 from operations                              $2,856,557  $(1,431,283)

Adjustments to reconcile increase
 (decrease) in partners' capital
 resulting from operations to net
 cash used by operating activities:
  Realized loss from venture capital
   limited partnership investments               (13,484)     (18,036)
  Realized loss from the sale of
   equity investments                          1,130,389           --
  Realized loss from investment
   write-off                                     310,268    4,848,610
  Realized gain from recovery of
   investments previously written off                 --     (228,125)
  Net (decrease) increase in
   unrealized depreciation:
    Equity investments                        (2,169,746)   1,283,399
    Notes receivable                                 680   (4,878,332)
  Decrease in accrued interest on
   notes receivable                                  640          350
  Decrease in prepaid expenses                    30,033           --
  (Increase) in other receivable                 (13,569)    (666,667)
  Decrease in due to related parties            (706,341)    (232,668)
  Decrease in accounts payable
   and accrued expenses                          (14,361)     (55,049)
  Other changes, net                              13,061        6,023
                                               ---------    ---------
Net cash provided (used) by operating
 activities                                    1,424,127   (1,371,778)
                                               ---------   ----------


STATEMENTS OF CASH FLOWS (unaudited)(continued)
----------------------------------------------

Cash flows from investing activities:
 Purchase of equity investments                 (759,395)     (79,500)
 Repayments of notes receivable                   79,500      125,000
 Distributions from venture capital
  limited partnership investments                     --       18,036
 Proceeds from recovery of investments
  previously written off                          13,484      228,125
                                               ---------    ---------
Net cash provided by investing
 activities                                     (666,411)     291,661
                                               ---------    ---------
Cash flows from financing activities:
 Proceeds from short-term borrowings                  --    1,147,180
                                               ---------    ---------
Net cash provided by
 financing activities                                 --    1,147,180
                                               ---------    ---------
Net increase in cash and cash
 equivalents                                     757,716       67,063

Cash and cash equivalents at
 beginning of year                                22,739       11,967
                                               ---------    ---------
Cash and cash equivalents
 at September 30                              $  780,455   $   79,030
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



The accompanying financial statements are prepared using accounting principles generally accepted in the United States of America, which may not equate to tax accounting. The cost of investments on a tax basis at September 30, 2003, and December 31, 2002, was $3,834,057 and $7,412,871,
respectively. At June 30, 2003, and December 31, 2002, gross unrealized depreciation on investments based on cost for federal income tax purposes was as follows:

                                      September 30,   December 31,
                                          2003            2002
                                      ------------    ------------
Unrealized appreciation               $   697,728    $    46,940
Unrealized depreciation                (1,885,796)    (5,922,113)
                                        ---------      ---------
Net unrealized depreciation           $(1,188,068)   $(5,875,173)
                                        =========      =========

3.     Related Party Transactions
       --------------------------

Related party costs are included in investment expenses shown on the Statements of Operations. Related party costs for the nine months ended September 30, 2003 and 2002, were as follows:

                                                 2003          2002
                                               --------      --------
   Management fees                            $ 20,175      $ 28,474
   Individual General Partners' compensation    30,000        28,500
   Reimbursable operating expenses             889,245       786,772

Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual periodically. There were $428,698 due from related parties and $282,288 due to related parties at September 30, 2003, and December 31, 2002, respectively, for such expenses.

Management fees due to the Managing General Partners were $4,645 at September 30, 2003, and were netted against due from related parties. At December 31, 2002, there was $3,338 due to the Managing General Partners. This was included in due to related parties as of December 31, 2002.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. Any such profit is allocated amongst the Partnership and affiliated partnerships based upon their proportionate investment in the portfolio company. At September 30, 2003, the Partnership and affiliated partnerships had an indirect interest in non-transferable Sanarus Medical, Inc., Physiometrix, Inc., Endocare, Inc. and Corautus Genetics Inc. (formerly GenStar Therapeutics Corporation) options with a fair value of $28,349.

Retention bonuses were offered to and accepted by key employees of the Managing General Partners in late 2002. The expense for these bonuses, which were approved by the Individual General Partners during the September 2002 Management Committee meeting, was prepaid by the Partnership in October and December 2002. The amount of prepaid operating expenses was $186,180. The bonuses, incremented by annual salary increases, will be paid to those individuals who are still full-time employees of the Managing General Partners in April 2007. The expense for the bonus is recognized ratably over the beneficial period, October 2002 to April 2007. As of September 30, 2003, the Partnership has recognized expense of $30,033. Upon the resignation of personnel, no adjustment to the retention bonus amount previously paid by the Partnership to the Managing General Partners shall occur until a replacement person is hired.

4.     Equity Investments
       ------------------

All investments are valued at fair value as determined in good faith by the Managing General Partners.

Marketable Equity Securities
----------------------------

At September 30, 2003, and December 31, 2002, marketable equity securities had aggregate costs of $464,958, and aggregate market values of $452,080 and $126,932, respectively. The net unrealized losses at September 30, 2003, and December 31, 2002, included gross gains of $284,333 and $15,942, respectively.


Restricted Securities
---------------------

At September 30, 2003, and December 31, 2002, restricted securities had aggregate costs of $4,140,142 and $4,861,983, respectively, and aggregate fair values of $2,530,936 and $1,408,159, respectively, representing 56.81 percent and 88.2 percent, respectively, of the net assets of the Partnership.

Significant purchases or sales of equity investments during the nine months ended September 30, 2003, were as follows:

Dakota Holdings, LLC
--------------------

In August 2003, the Partnership purchased 1,943,314 Preferred shares of Dakota Holdings, LLC, for $750,000.

KOR Electronics, Inc.
---------------------

In August 2003, KOR Electronics, Inc. repurchased 3,048,780 of the Partnership's Preferred shares for proceeds of $2,500,000. Subsequent to the end of the third quarter, KOR Electronics repurchased the Partnership's remaining holdings, 522,244 Series E Preferred shares and 670,036 common shares, for additional proceeds of $516,849.

Periodontix, Inc.
-----------------

In September 2003, the Partnership wrote off its entire investment of $310,267 in Periodontix, Inc., a private portfolio company in the pharmaceuticals industry. In 2001, Periodontix, Inc.'s assets were acquired by Demegen, Inc., a publicly traded company in the pharmaceuticals industry. In 2003, Demegen, Inc. was unsuccessful in efforts to raise additional capital and, in April 2003, terminated its registration under Section 42(g) of the Securities Exchange Act of 1934 by filing a Form 15 with the SEC. The Partnership expects no return on its initial investment.

Sanarus Medical, Inc.
--------------------

The Partnership funded a convertible secured loan of $9,395 to Sanarus Medical, Inc. in April 2003. This note bears interest at 6 % and matures in April 2004.



WorldRes.com, Inc.
------------------

During the third quarter of 2003, WorldRes.com, Inc. repaid a convertible note issued by the Partnership. The Partnership received $88,076, including accrued interest on the note.

Other Equity Investments
------------------------

Other significant changes reflected in the Statements of Investments relate to market value fluctuations for publicly traded portfolio companies or changes in the fair value of private companies as determined in accordance with the policy described in Note 1 to the financial statements included in the Partnership's December 31, 2002, Form 10-K.

5.     Notes Receivable
       ----------------

Activity from January 1 through September 30 consisted of:

                                                 2003          2002
                                               --------       -------
Balance at January 1                             $2,607    $  109,551

  Repayment of notes receivable                      --      (125,000)
  Write-off of notes receivable                      --    (4,848,610)
  Change in interest receivable                      852       (7,742)
  Net (increase) decrease in unrealized
   depreciation notes receivable                   (680)    4,878,332
                                                  -----     ---------
Balance at September 30                          $2,779    $    6,531
                                                  =====     =========

The interest rate on the note receivable at September 30, 2003, was 16 percent. The note is due in 2004.


6.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at September 30, 2003, and December 31, 2002, consisted of:

                                                2003            2002
                                               -------         ------
Demand accounts                               $782,395        $21,398
Money market accounts                           (1,940)         1,341
                                               -------         ------
     Total                                    $780,455        $22,739
                                               =======         ======

7.     Other Receivables
       -----------------
As of September 30, 2003, other receivables consisted of an advance made to Dakota Holdings, LLC (DHL). On behalf of DHL, the Partnership had advanced $712,435 to Dakota Arms, Inc. (DAI), a wholly owned subsidiary of DHL, for expenses.

8.     Term Borrowings
       ---------------

In January 2002, the Partnership borrowed $562,968 and $584,212 from a financial institution and pledged its shares in Endocare, Inc. and Corautus Genetics Inc. (formerly GenStar Therapeutics Corporation) as collateral, respectively. When the value of Endocare, Inc. dropped below 10 percent of the face value of the note as of December 31, 2002, the note was in default. As a result, the financial institution that issued the note in exchange for the Partnership's pledge of Endocare, Inc. shares was now entitled to own the Endocare, Inc. shares. With the release of the shares to the financial institution as of December 31, 2002, the Partnership's obligation to satisfy the note was fulfilled and the Partnership recorded income of $571,478, which included the value of the note and accrued interest payable of $8,510. The Partnership also recorded a loss on the sale of equity investments as of December 31, 2002, of $163,874 due to the release of the Endocare, Inc. shares. The remaining note bears interest at the London Interbank Offered Rate plus 1.5 percent, which is payable quarterly. The outstanding principal and any remaining accrued interest are due December 30, 2004.


9.     Commitments and Contingencies
       -----------------------------

From time to time the Partnership becomes a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity investment fundings, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are not recognized in the financial statements. At September 30, 2003, there were no unfunded commitments.

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


10.    Financial Highlights
       --------------------

                                                     For The Nine Months
                                                     Ended September 30,
                                                     -------------------
                                                      2003         2002
                                                     ------       ------
(all amounts on a per Unit basis)
Net asset value, beginning of period                  $1.24        $6.57

(Loss) income from investment operations:
  Net investment loss                                    --        (0.85)
  Net realized and unrealized (loss) on
   investments                                           --        (2.18)
                                                       ----         ----
  Total from investment operations                       --        (3.03)
                                                       ----         ----
Net asset value, end of period                        $1.24        $3.54
                                                       ====         ====

Total return                                            0.0%      (46.14)%

Ratios to average net assets:
 Net investment loss                                    0.0%      (16.76)%
 Expenses                                            221.32%       55.19%

Pursuant to the Partnership Agreement, net profit shall be allocated first to those Partners with deficit capital account balances until such deficits have been eliminated. The net asset values shown above assume the Partnership is in liquidation. Upon liquidation, the General Partners would contribute capital equal to the amount of the Limited Partners' deficit. As of September 30, 2003 and 2002, the General Partners have a negative capital balance of $900,444 and $3,648,828, respectively. Upon liquidation, the General Partners would be required to contribute cash equal to the net asset value less the General Partners' negative capital balance. At September 30, 2003 and 2002, the cash the General Partners would be required to contribute equaled $0 and $250,591, respectively. Net asset value has been calculated in accordance with this provision of the Partnership Agreement.


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

During the nine months ended September 30, 2003, net cash provided by operating activities totaled $1,424,127. The Partnership paid management fees of $18,868 to the Managing General Partners and reimbursed related parties for other investment expenses of $1,566,860. In addition, $30,000 was paid to the Individual General Partners as compensation for their services. The Partnership paid other investment expenses of $168,537. Interest income of $11,280 and other income of $13,569 was received.

Cash and cash equivalents at September 30, 2003, were $780,455. Future proceeds from investment sales and Managing General Partner support are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net increase in partners' capital resulting from operations was $1,528,512 for the three months ended September 30, 2003, compared to a net increase in partners' capital resulting from operations of $67,884 for the same period in 2002.

Net unrealized depreciation on equity investments was $1,622,104 at September 30, 2003, compared to net unrealized depreciation of $2,826,119 at September 30, 2002. During the quarter ended September 30, 2003, the Partnership recorded a decrease in net unrealized depreciation on equity investments of $426,466 compared to a decrease in net unrealized depreciation of $35,902 during the same period in 2002. The change in 2003 was due to the increase in the fair value of privately held companies in the environmental and medical/biotechnology industries. The change in 2002 was primarily attributable to increases in fair values of private portfolio companies in the environmental and microelectronics industries, partially offset by decreases in the fair value of investments in venture capital limited partnerships.

During the quarter ended September 30, 2002, the Partnership recovered $228,125 from Thermatrix Inc. for equity and note receivable investments previously written off. This was recorded as a realized gain.

Total investment expenses were $479,179 and $217,294 for the quarters ended September 30, 2003 and 2002, respectively. The increase was primarily due to increased professional fees, computer services, and administrative services.

During the quarter ended September 30, 2003, there were realized gains from venture capital limited partnership investments of $1,986. During the same period in 2002, the Partnership realized gains of $18,036 from distributions from its venture capital limited partnership investments.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

Current nine months compared to corresponding nine months in the preceding
--------------------------------------------------------------------------
year
----

Net increase in partners' capital resulting from operations was $2,856,556 for the nine months ended September 30, 2003, compared to a net decrease in partners' capital resulting from operations of $1,431,283 for the same period in 2002.

There were no realized losses from investment write-offs during the nine months ended September 30, 2003. During the same period in 2002, realized loss from investment write-offs totaled $4,848,610. The fair value of notes receivable and accrued interest due from Sutmyn Storage Corporation in the amount of $4,723,610 was reduced to zero during 2000. It had been determined by the Managing General Partners that there would be no recovery on the notes after the company ceased operations; therefore, the cost of these notes were written off. The Partnership wrote off a $125,000 investment in a note receivable from Thermatrix Inc. which was subsequently recovered and realized as a gain.

Net unrealized depreciation on equity investments was $1,622,104 at September 30, 2003, compared to net unrealized depreciation of $3,791,850 at December 31, 2002. During the nine months ended September 30, 2003, the Partnership recorded an increase in net unrealized depreciation on equity investments of $2,169,746 compared to an increase in net unrealized depreciation of $1,283,399 during the same period in 2002. The change in 2003 was due to the increase in the fair values of privately held companies in the environmental and medical/biotechnology industries. The change in 2002 was primarily attributable to decreases in the publicly traded prices companies in the medical/biotechnology industries.

Other income of $193,630 and $666,667 was recognized during the nine months ended September 30, 2003 and 2002, respectively. This was the result of a settlement between Kanematsu Corporation, a creditor of one of the Partnership's portfolio companies, and the Partnership. See Note 9.

Total investment expenses were $1,106,656 and $1,116,219 for the nine months ended September 30, 2003 and 2002, respectively. The decrease was primarily due to decreased investment monitoring, computer services, and administrative services, partially offset by increased professional fees.

Net unrealized depreciation on notes receivable was $11,117 and $10,437 at September 30, 2003, and December 31, 2002, respectively. During the nine months ended September 30, 2003, the net increase in unrealized depreciation of notes receivable was $680. During the nine months ended September 30, 2002, the net decrease in unrealized depreciation of notes receivable of $4,878,332 was primarily attributable to the write-off of notes receivable from Sutmyn Storage Corporation.

During the nine months ended September 30, 2003, there were realized gains from venture capital limited partnership investments of $13,484. During the same period in 2002, the Partnership recorded net realized gains from venture capital limited partnership investments of $18,036.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

Item 3.   Procedures and Controls

The undersigned is responsible for establishing and maintaining disclosure controls and procedures for Technology Funding Venture Partners IV, An Aggressive Growth Fund, L.P. Such officer has concluded (based upon his evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that Technology Funding Venture Partners IV, An Aggressive Growth Fund, L.P.'s disclosure controls and procedures are effective to ensure that information required to be disclosed by Technology Funding Venture Partners IV, An Aggressive Growth Fund, L.P. in this report is accumulated and communicated to Technology Funding Venture Partners IV, An Aggressive Growth Fund, L.P.'s management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The certifying officer also has indicated that there were no significant changes in Technology Funding Venture Partners IV, An Aggressive Growth Fund, L.P.'s internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation other than changes needed to maintain adequate separation of duties and responsibilities of personnel in the ordinary course of business, and there were no corrective actions with regard to significant deficiencies and material weaknesses.



                              CERTIFICATION
                              -------------

I, Charles R. Kokesh, President, Chief Executive Officer, Chief Financial Officer and Chairman of Technology Funding Inc. and Managing General Partner of Technology Funding Limited, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Technology Funding Venture Partners IV, An Aggressive Growth Fund, L.P.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me by others within the entity, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and
c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;
5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2003   By:    /s/Charles R. Kokesh
                               --------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Limited


II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) A report on Form 8-K was filed by the Partnership during the six months ended June 30, 2003. Pursuant to Article 6 of the Partnership Agreement for Technology Funding Venture Partners IV, An Aggressive Growth Fund, L.P., the Partnership Agreement had been amended. The corrected Amended and Restated Limited Partnership Agreement is included in the 8-K filed on January 8, 2003.

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

                         TECHNOLOGY FUNDING VENTURE PARTNERS IV,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              TECHNOLOGY FUNDING LTD.
                              Managing General Partners




Date:  November 14, 2003   By:    /s/Charles R. Kokesh
                               --------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Limited





                             CERTIFICATIONS
                             --------------

In connection with the Technology Funding Venture Partners IV, An Aggressive Growth Fund, L.P. (the Partnership) Quarterly Report on Form 10-Q for the period ending September 30, 2003, as filed with the Securities and Exchange Commission (the Report), I Charles, R. Kokesh, President, Chief Executive Officer, Chief Financial Officer and Chairman of Technology Funding Inc. and Managing General Partner of Technology Funding Limited, certify, pursuant to 18 U.S.C. Section 1350, as added Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934; and

2. To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership as of and for the period covered by the Report.


Date:  November 14, 2003  By:     /s/Charles R. Kokesh
                               --------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Limited


Technology Funding Venture Partners IV, L.P.             11/14/2003
11:44 AM
(a Delaware limited partnership)

Page 1 of 29

Technology Funding Partners IV, L.P.
(a Delaware limited partnership)