Form 10-K
TECHNOLOGY FUNDING VENTURE PARTNERS IV
filed 2004-03-17
CIK 826595

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934

                 For The Year Ended December 31, 2003

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

The Partnership has elected to be a business development company under the Investment Company Act of 1940, as amended (the Act), and operates as a nondiversified investment company, as defined in the Act. The Partnership's term was extended for a two-year period to December 31, 1999, pursuant to unanimous approval by the Management Committee on December 5, 1997. In April 1999, the Management Committee further extended the term of the Partnership to December 31, 2001. At a special meeting on September 7, 2001, the Limited Partners elected to extend the term of the Partnership to December 31, 2002 and for up to three one-year extensions through December 31, 2006. On March 15, 2002, the Management Committee unanimously approved a one-year extension of the Partnership to December 31, 2003. On November 8, 2002, the Limited Partners approved additional one-year extensions to the term of the Partnership through December 31, 2006. As of December 31, 2003, the Management Committee approved an extension of the Partnership's term to December 31, 2004. At the March 12, 2004, meeting, the Independent General Partners approved an extension of the Partnership's term to December 31, 2006.

Item 2.  PROPERTIES
------   ----------

The Registrant has no material physical properties.

Item 3.  LEGAL PROCEEDINGS
------   -----------------

In October 2000, Kanematsu Corporation, a creditor of one of the Partnership's portfolio companies, initiated an arbitration proceeding against the Partnership, two affiliated partnerships, and a fourth co-investor. Kanematsu was seeking to recover $2,000,000, the purchase price in a contract by which the Partnership and the other entities were alleged to have agreed to purchase certain debt securities of the portfolio company from Kanematsu. The Partnership and affiliated partnerships asserted counterclaims against Kanematsu. On February 12, 2002, the Partnership, affiliated partnerships and the co-investor were awarded $4,000,000 and all of Kanematsu's claims were denied. The award is in full settlement of all claims and counterclaims. The Partnership recognized revenue and a receivable of $666,667 as of February 12, 2002, for its proportionate share of the award. Kanematsu immediately filed a petition to vacate the award, and on October 9, 2002, the United States District Court issued an order confirming the arbitration award. Kanematsu appealed the order but in early November 2002 paid a forbearance fee of $200,000 in exchange for an option to settle all liabilities. On November 29, 2002, Kanematsu agreed to settle for $3,999,999. A decision on the allocation of the proceeds between the Partnership, affiliates and co-investor was reached in January 2003; however, a dispute regarding the legal fees arose. On February 13, 2003, the Partnership received $774,298, representing its proportionate share of the settlement, plus accrued interest, less disputed legal fees.
The Partnership recognized the additional revenue and receivable of $107,631 at December 31, 2002. In March 2003, the law firm remitted an additional amount of $193,830 to the Partnership.

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

No matters were voted on by the Limited Partners in 2003.

                                   PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
------   -------------------------------------------------------------
         MATTERS
         -------

        (a) There is no established public trading market for the Units.

        (b) At December 31, 2003, there were 7,871 record holders of
            Units.

        (c) The Registrant, being a partnership, does not pay dividends. Cash distributions, however, may be made to the partners pursuant to the Partnership Agreement.




Item 6.  SELECTED FINANCIAL DATA
------   -----------------------

                                           For the Years Ended and As of December 31,
                                    ---------------------------------------------------------------
                                     2003           2002          2001          2000          1999
                                    ------         ------        ------        ------        ------

Total investment income        $    11,567    $   29,278    $   78,566    $  803,943    $   46,467
Net investment loss             (1,604,234)   (1,401,764)   (1,488,740)   (1,647,314)   (1,176,106)
Realized gain from
 venture capital limited
 partnership investments            73,406        18,036       295,343       911,025       982,946

Net realized gain (loss) from
 sales of equity investments     1,632,882      (163,956)     (346,759)    6,687,582      (663,218)

Realized gain from recovery of
 investments previously
 written off                            --       356,841        47,540            --            --

Realized loss from
 investment write-offs            (316,239)   (4,848,611)   (1,615,883)   (4,119,073)       (2,615)

Decrease (increase) in
 unrealized depreciation:
  Equity investments             2,203,754    (2,249,130)   (3,171,163)   (1,875,962)      405,078
  Notes receivable                  10,437     4,874,425      (158,807)   (4,726,055)           --

Other income                      193,830       774,298            --            --            --

Income from extinguishment
  of debt                               --       571,478            --            --            --

Net increase (decrease) in
 partners' capital resulting
 from operations                 2,193,835    (2,068,363)   (6,438,469)   (4,769,797)     (453,915)


Net decrease in partners'
 capital resulting from
 operations per Unit (1)              0.00         (4.36)       (13.08)        (8.97)        (0.57)

Total assets                     4,169,347     2,515,657     3,991,947    11,348,815    16,319,765

Distributions declared                  --            --            --     1,314,295            --

Distributions declared
 per Unit (2)                           --            --            --            --            --

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

For the year ended December 31, 2003, net cash used by operating activities totaled $1,317,220. The Partnership paid management fees of $23,060 to the Managing General Partners and reimbursed related parties for operating expenses of $1,231,823 in 2003.
In addition, $40,000 was paid to the Individual General Partners as compensation for their services. The Partnership paid other operating expenses of $164,831 and received interest income of $14,253.

For the year ended December 31, 2003, the Partnership funded equity investments of $1,182,433 to portfolio companies in the medical/biotechnology and retail/consumer products industries. Proceeds from equity sales provided cash of $3,126,521. The Partnership received cash distributions from venture capital limited partnerships totaling $73,405. At December 31, 2003, there were no unfunded commitments.

Results of Operations
---------------------

2003 compared to 2002
---------------------

Net increase in partners' capital resulting from operations was $2,193,835 in 2003, compared to a decrease of $2,068,383 in 2002.


Unrealized depreciation on notes receivable investments was $0 and $10,437 at December 31, 2003 and 2002, respectively. During the year ended December 31, 2003, the net increase in unrealized depreciation of notes receivable of $10,437 was primarily attributable to a decrease in the fair value of notes issued to Avalon Visions Solutions, Inc. During the year ended December 31, 2002, the net decrease in unrealized depreciation of notes receivable of $4,874,425 was mainly attributable to the write-off of notes issued to Sutmyn Storage Corporation.

During 2003, there were realized losses from investment write-offs of $316,239, which represents the Partnership's total investment in Periodontix, Inc. During 2002, the Partnership recorded realized losses from investment write-offs of $4,848,611, of which $4,723,611 represents the Partnership's total investment in Sutmyn Storage Corporation. The fair value of these notes was reduced to zero during 2000 and it has been determined by the Managing General Partners that there would be no recovery on the notes as the company had ceased operations. The remaining $125,000 represents notes issued to Thermatrix Inc. which were determined to be uncollectible.

Unrealized depreciation on equity investments was $1,588,096 and $3,791,850 at December 31, 2003 and 2002, respectively. During 2003, the decrease in unrealized depreciation of equity investments of $2,203,754 was primarily attributable to decreases in the market prices of publicly traded portfolio companies in the communications, environmental and microelectronics industries. During the year ended December 31, 2002, the increase in net unrealized depreciation on equity investments of $2,249,130 was primarily a result of decreases in the market prices of publicly traded portfolio companies in the medical/biotechnology industry and decreases in the fair value of investments in venture capital limited partnerships.

Other income was $193,830 for the year ended December 31, 2003. In October 2000, Kanematsu Corporation, a creditor of one of the Partnership's portfolio companies, initiated an arbitration proceeding against the Partnership, two affiliated partnerships, and a fourth co-investor. Kanematsu was seeking to recover $2,000,000, the purchase price in a contract by which the Partnership and the other entities were alleged to have agreed to purchase certain debt securities of the portfolio company from Kanematsu. The Partnership and affiliated partnerships asserted counterclaims against Kanematsu. On February 12, 2002, the Partnership, affiliated partnerships and the co-investor were awarded $4,000,000 and all of Kanematsu's claims were denied. The award is in full settlement of all claims and counterclaims. The Partnership recognized revenue and a receivable of $666,667 as of February 12, 2002, for its proportionate share of the award. Kanematsu immediately filed a petition to vacate the award, and on October 9, 2002, the United States District Court issued an order confirming the arbitration award. Kanematsu appealed the order but in early November 2002 paid a forbearance fee of $200,000 in exchange for an option to settle all liabilities. On November 29, 2002, Kanematsu agreed to settle for $3,999,999. A decision on the allocation of the proceeds between the Partnership, affiliates and co-investor was reached in January 2003; however, a dispute regarding the legal fees arose. On February 13, 2003, the Partnership received $774,298, representing its proportionate share of the settlement, plus accrued interest, less disputed legal fees.
The Partnership recognized the additional revenue and receivable of $107,631 at December 31, 2002. In March 2003, the law firm remitted an additional amount of $193,830 to the Partnership..

Income from extinguishment of debt was $571,478 for the year ended December 31, 2002. In January 2002, the Partnership borrowed $562,968 and $584,212 from a financial institution and pledged its shares in Endocare, Inc. and GenStar Therapeutic Corporation (now Corautus Genetics Inc. after a merger with another company in February 2003) as collateral, respectively. Due to the value of Endocare, Inc. dropping below 10 percent of the face value of the note, the note is currently in default. As a result, the financial institution that issued the note in exchange for the Partnership's pledge of Endocare, Inc. shares is now entitled to own the Endocare, Inc. shares. With the release of the shares to the financial institution, the Partnership's obligation to satisfy the note is fulfilled and the Partnership recorded income of $571,478, which includes the value of the note and accrued interest payable of $8,510. There was no such income in 2003.

In 2003 there was a net realized gain of $1,632,882, which primarily resulted from the sale of KOR Electronics, Inc. Net realized loss from sales of equity investments totaled $163,596 in 2002 and was primarily related to the release of the Partnership's investment in Endocare, Inc. in satisfaction of a note payable.

During 2002, the Partnership realized a gain of $356,841 for the recovery of investments previously written off. During
2003,there were no such recoveries.

During 2003, the Partnership recorded net realized gains from venture capital limited partnership investments of $73,406 compared to gains of $18,036 during 2002. The gains represent distributions from profits of venture capital limited partnerships.

Investment expenses were $1,615,801 and $1,431,042 for 2003 and 2002, respectively. In 2002 the Managing General Partners billed the Partnership $58,593 and $17,820 for operating expenses incurred during 2001 and prior years, respectively. Had these expenses been billed in the prior years the investment expenses for 2002 and 2001 would have been $1,354,629 and $1,625,899, respectively.



Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

2002 compared to 2001
---------------------

Net decrease in partners' capital resulting from operations was $2,068,383 in 2002 compared to $6,438,469 in 2001.

Unrealized depreciation on notes receivable investments was $10,437 and $4,884,862 at December 31, 2002 and 2001,
respectively. During the year ended December 31, 2002, the net decrease in unrealized depreciation of notes receivable of $4,874,425 was mainly attributable to the write-off of notes issued to Sutmyn Storage Corporation. During the year ended December 31, 2001, the net increase in unrealized depreciation of notes receivable of $158,807 was primarily attributable to a decrease in the fair value of notes issued to Thermatrix Inc.

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

Unrealized depreciation on equity investments was $3,791,850 and $1,542,720 at December 31, 2002 and 2001, respectively. During the year ended December 31, 2002, the increase in net unrealized depreciation on equity investments of $2,249,130 was primarily a result of decreases in the market prices of publicly traded portfolio companies in the medical/biotechnology industry and decreases in the fair value of investments in venture capital limited partnerships. During 2001, the increase in unrealized depreciation of equity investments of $3,171,163 was primarily attributable to decreases in the market prices of publicly traded portfolio companies in the medical/biotechnology industry, partially offset by the write-off of Adesso Healthcare Technology Services, Inc.

Other income was $774,298 for the year ended December 31, 2002. In October 2000, Kanematsu Corporation, a creditor of one of the Partnership's portfolio companies, initiated an arbitration proceeding against the Partnership, two affiliated partnerships, and a fourth co-investor. Kanematsu was seeking to recover $2,000,000, the purchase price in a contract by which the Partnership and the other entities were alleged to have agreed to purchase certain debt securities of the portfolio company from Kanematsu. The Partnership and affiliated partnerships asserted counterclaims against Kanematsu. On February 12, 2002, the Partnership, affiliated partnerships and the co-investor were awarded $4,000,000 and all of Kanematsu's claims were denied. The award is in full settlement of all claims and counterclaims. The Partnership recognized revenue and a receivable of $666,667 as of February 12, 2002, for its proportionate share of the award. Kanematsu immediately filed a petition to vacate the award, and on October 9, 2002, the United States District Court issued an order confirming the arbitration award. Kanematsu appealed the order but in early November 2002 paid a forbearance fee of $200,000 in exchange for an option to settle all liabilities. On November 29, 2002, Kanematsu agreed to settle for $3,999,999. A decision on the allocation of the proceeds between the Partnership, affiliates and co-investor was reached in January 2003; however, a dispute regarding the legal fees arose. On February 13, 2003, the Partnership received $774,298, representing its proportionate share of the settlement, plus accrued interest, less disputed legal fees.
The Partnership recognized the additional revenue and receivable of $107,631 at December 31, 2002. In March 2003, the law firm remitted an additional amount of $193,830 to the Partnership.

Income from extinguishment of debt was $571,478 for the year ended December 31, 2002. In January 2002, the Partnership borrowed $562,968 and $584,212 from a financial institution and pledged its shares in Endocare, Inc. and GenStar Therapeutic Corporation (now Corautus Genetics Inc. after a merger with another company in February 2003) as collateral, respectively. Due to the value of Endocare, Inc. dropping below 10 percent of the face value of the note, the note is currently in default. As a result, the financial institution that issued the note in exchange for the Partnership's pledge of Endocare, Inc. shares is now entitled to own the Endocare, Inc. shares. With the release of the shares to the financial institution, the Partnership's obligation to satisfy the note is fulfilled and the Partnership recorded income of $571,478, which includes the value of the note and accrued interest payable of $8,510. There was no such income in 2001.

Net realized loss from sales of equity investments totaled $163,596 in 2002, primarily related to the release of the Partnership's investment in Endocare, Inc. in satisfaction of a note payable. In 2001, there was a loss of $346,759 in 2001, which resulted primarily from the sale of Efficient Networks, Inc.

During 2002, the Partnership realized a gain of $356,841 for the recovery of investments previously written off. This relates primarily to investments in Thermatrix Inc. and Vois, Inc.
During 2001, the Partnership realized a gain of $47,540.

During 2002, the Partnership recorded net realized gains from venture capital limited partnership investments of $18,036 compared to gains of $295,343 during 2001. The gains represent distributions from profits of venture capital limited partnerships.

Investment expenses were $1,431,042 and $1,567,306 for 2002 and 2001, respectively. In 2002 the Managing General Partners billed the Partnership $58,593 and $17,820 for operating expenses incurred during 2001 and prior years, respectively. Had these expenses been billed in the prior years, the investment expenses for 2002 and 2001 would have been $1,354,629 and $1,625,899, respectively. An increase in administrative and investor service costs from 2002 to 2001 was offset by decreases in management fees, investment operations costs, computer services costs, and professional fees.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

New Accounting Pronouncements
-----------------------------

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30. Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent and meet the criteria for classification as an extraordinary item. SFAS No. 145 was effective for the Partnership beginning January 1, 2003. However, early adoption was encouraged and the Partnership adopted SFAS No. 145 as of the year ended December 31, 2002. See Note 9.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees, and consolidating facilities initiated after December 31, 2002. The implementation of SFAS No. 146 will not require the restatement of previously issued financial statements. The Partnership implemented early adoption of SFAS No. 146 to all applicable costs associated with exit or disposal activities incurred during 2003 and 2002. See Note 1 to the financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a guarantor to recognize a liability at the inception of the guarantee for the fair value of obligations it has assumed under that guarantee and also requires more detailed disclosure in its financial statements with respect to such guarantees. FIN 45 is effective for guarantees issued or modified after December 31, 2002, and requires additional disclosure for existing guarantees. The adoption of FIN 45 did not have a material effect on the Partnership's results of operation or financial position.

In December 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 03-4 (SOP 03-
4), "Reporting Financial Highlights and Schedule of Investments by Nonregistered Investment Partnerships: An Amendment to the Audit and Accounting Guide 'Audits of Investment Companies' (the Guide) and AICPA Statement of Position 95-2 (SOP 95-2), 'Financial Reporting by Nonpublic Investment Partnerships.'"
SOP 03-4 provides guidance on the application of certain provisions in the Accounting Guide and SOP 95-2 that are directed to the reporting by nonregistered investment partnerships of financial highlights and the schedule of investments. It amends certain provisions of the Guide and SOP 95-2 by adapting those provisions to nonregistered investment partnerships based on their differences in organizational structures from registered investment companies. SOP 03-4 is effective for annual financial statements issued for fiscal years ending after December 15, 2003. The adoption of SOP 03-4 did not have a material effect on the Partnership.


Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
-------  ----------------------------------------------------------

The Partnership is subject to financial market risks, including changes in interest rates with respect to its investments in debt securities and interest-bearing cash equivalents as well as changes in marketable equity security prices. The Partnership does not use derivative financial instruments to mitigate any of these risks. The return on the Partnership's investments is generally not affected by foreign currency fluctuations.

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

Item 8.  FINANCIAL STATEMENTS
------   --------------------

The financial statements of the Registrant are set forth in Item
15.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
------   -----------------------------------------------------------
         AND FINANCIAL DISCLOSURE
         ------------------------

None


Item 9A. CONTROLS AND PROCEDURES
-------  -----------------------

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

Code of Ethics
--------------

The Partnership's Code of Ethics applies to the Independent General Partners as well as Technology Funding corporate officers and employees. The Independent General Partners review and approve the Code of Ethics on an annual basis. The Code of Ethics is attached as an exhibit (see Item 15 - Exhibits) and is also available on the Partnership's web site, www.techfunding.com. Any amendments to, or waivers from, any provision of the Code that applies to any of the Independent General Partners or executive officers will be disclosed on the web site..

Audit Committee
---------------

The Independent General Partners have established an Audit Committee of the Whole to oversee the accounting and financial reporting processes on behalf of the Independent General Partners. The Audit Committee of the Whole currently consists of all of the Independent General Partners for each Technology Funding partnership with John Muncaster acting as liaison with the Managing General Partners. The Independent General Partners are "independent" as defined by the Securities and Exchange Commission. The Independent General Partners have determined that the Audit Committee of the Whole does not currently have any member that would be considered an "audit committee financial expert" as that term is defined in Section 407 of the Sarbanes-Oxley Act of 2002. Given the anticipated termination date for the Partnership, the Independent General Partners have determined that the expense and the difficulty of recruiting a financial expert to serve on the Audit Committee outweigh any benefit to the Fund.

Item 11. EXECUTIVE COMPENSATION
-------  ----------------------

As a partnership, the Registrant has no officers or directors. In 2003, the Partnership incurred $32,924 in management fees. The fees are designed to compensate the Managing General Partners for General Partner Overhead incurred in performing management duties for the Partnership. General Partner Overhead (as defined in the Partnership Agreement) includes the General Partners' share of rent, utilities, property taxes and the cost of capital equipment and the general and administrative expenses paid by the Managing General Partners in performing their obligations to the Partnership. As compensation for their services, the Individual General Partners each receive $14,000 annually, plus $1,500 for attendance at each meeting of the Management Committee and committees thereof. In 2003, $40,000 of such fees were paid. The Individual General Partners are reimbursed for all out-of-pocket expenses relating to attendance of the meetings, committees or otherwise of the Management Committee.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------  --------------------------------------------------------------

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


Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
-------  --------------------------------------

Fees Paid to Independent Public Accountants
-------------------------------------------

Audit Fees
----------

The Partnership paid aggregate fees of approximately $68,926 and $57,850 to its independent public accountants, Grant Thornton LLP, for professional services rendered to the Partnership with respect to audits of the annual financial statements and reviews of the quarterly financial statements for the years ended December 31, 2003 and 2002, respectively.

Tax Fees
--------

The Partnership paid aggregate fees of approximately $14,409 and $6,500 to Grant Thornton LLP for tax-related services rendered to the Partnership for the years ended December 31, 2003 and 2002, respectively. These services included preparation of the Partnership's tax returns.

All Other Fees
--------------

In addition to the services referred to above, for the year ended December 31, 2003, the Partnership paid aggregate fees of approximately $32,155 to Grant Thornton LLP for consulting services related to due diligence on the investment in Dakota Holdings, LLC. There were no such consulting fees paid to Grant Thornton LLP in the year ended December 31, 2002.

Audit Committee Pre-Approval Policies and Procedures
----------------------------------------------------

The Independent General Partners have established procedures for the pre-approval of auditing services and non-auditing services to be performed by the Partnership's independent public accountants. Such pre-approval can be given as part of the Independent General Partners' annual approval of the scope of the engagement of the independent public accountants or on an individual basis. Approved non-auditing services must be disclosed in the Partnership's periodic public reports. The Independent General Partners pre-approved all of the non-audit services provided by the independent public accountants in 2003.




                               PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------  ---------------------------------------------------------------

         (a) List of Documents filed as part of this Annual Report on Form 10-K

             (1)  Financial Statements - the following financial
                   statements are filed as a part of this Report:

                  Report of Independent Certified Public Accountants as
                   of and for the years ended December 31, 2003 and 2002
                  Report of Independent Public Accountants as of and
                   for the years ended December 31, 2001 and 2000
                  Balance Sheets as of December 31, 2003 and 2002
                  Statements of Investments as of
                   December 31, 2003 and 2002
                  Statements of Operations for the years
                   ended December 31, 2003, 2002 and 2001
                  Statements of Partners' Capital for the years
                   ended December 31, 2003, 2002 and 2001
                  Statements of Cash Flows for the years
                   ended December 31, 2003, 2002 and 2001
                  Notes to Financial Statements

             (2)  Financial Statement Schedules

                  All schedules have been omitted because they are
                   not applicable or the required information is included in the financial statements or the notes thereto.

             (3)  Exhibits

                   14.1  Code of Ethics for the Registrant
                   31.1  Section 302 Sarbanes-Oxley Certifications
                   32.1  Section 906 Sarbanes-Oxley Certifications

         (b)  Reports on Form 8-K

             (1)  On January 8, 2003, the Partnership filed its
                   Amended and Restated Limited Partnership Agreement on Form 8-K.

..

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------

To the Partners of
     Technology Funding Venture Partners IV,
      an Aggressive Growth Fund, L.P.:

We have audited the accompanying balance sheets of Technology Funding Venture Partners IV, an Aggressive Growth Fund, L.P. (a Delaware limited partnership) (the Fund), including the statement of investments, as of December 31, 2003 and 2002, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Technology Funding Venture Partners IV, an Aggressive Growth Fund, L.P. for the year ended December 31, 2001, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 15, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included physical inspection of securities owned as of December 31, 2003 and 2002. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Funding Venture Partners IV, an Aggressive Growth Fund, L.P. as of December 31, 2003 and 2002, and the results of its operations, changes in partners' capital, and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Albuquerque, New Mexico                      /S/GRANT THORNTON LLP
March 12, 2004

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

BALANCE SHEETS
--------------

                                                   December 31,
                                            ------------------------
                                             2003              2002
                                            ------            ------
ASSETS

Investments:
  Equity investments (cost basis of
   $4,624,650 and $5,326,941 for
   2003 and 2002, respectively)         $3,036,554        $1,535,091
  Notes receivable, net (cost basis
   of $0 and $13,044 for
   2003 and 2002, respectively)                 --             2,607
                                         ---------         ---------
       Total investments                 3,036,554         1,537,698

Cash and cash equivalents                  109,664            22,739
Prepaid expenses                           140,203           180,247
Receivables from related party             811,609                --
Other receivable                            68,323           774,298
Other assets                                 2,994               675
                                         ---------         ---------
       Total assets                     $4,169,347        $2,515,657
                                         =========         =========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses   $   40,754        $   44,114
Due to related parties                     428,370           282,288
Short-term borrowings                      584,212           584,212
Other liabilities                           24,595             8,910
                                         ---------         ---------
       Total liabilities                 1,077,931           919,524

Commitments and contingencies
   (See Note 10)

Partners' capital
 (400,000 Limited Partner Units
  outstanding)                           3,091,416         1,596,133
                                         ---------         ---------
       Total liabilities and
        partners' capital               $4,169,347        $2,515,657
                                         =========         =========


The accompanying notes are an integral part of these financial statements.


STATEMENTS OF INVESTMENTS
-------------------------

                                         Principal
                                         Amount or   December 31, 2003       December 31, 2002
Industry                                 Shares at   -----------------       -----------------
(1)                         Investment  December 31, Cost       Fair         Cost        Fair
Company           Position  Date          2003       Basis      Value        Basis       Value
-------------     --------  ----------  -----------  -----      -----        -----       -----
Equity Investments
------------------

Communication
-------------
4.0% and 7.0% at December 31, 2003 and 2002, respectively
---------------------------------------------------------
iVillage, Inc.     Common       1996-
                   shares       2000      29,366      47,916    105,130     411,165     57,197
WorldRes.com, Inc. Common       1997-
 (a) (b)           shares       1999     155,918     619,687     46,775     619,687     46,775
WorldRes.com, Inc. Convertible
 (a) (b)           note (2)     2002     $79,500           0          0      84,775      8,476
                                                   ---------  ---------  ----------  ---------
                                                     667,603    151,905   1,115,627    112,448
                                                   ---------  ---------  ----------  ---------


STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Environmental
-------------
41.4% and 50.8% at December 31, 2003 and 2002, respectively
-----------------------------------------------------------
SunPower
 Corporation       Common       1990-
 (a) (b)           shares       1994   1,165,217   1,179,051  1,514,780   1,179,051    757,391
SunPower           Common share
 Corporation       warrant
 (a) (b)           at $.06;
                   expiring
                   2005         2000     469,455           0          0           0          0
SunPower
 Corporation       Convertible
 (a) (b)           note (2)     2002     $52,000      54,702     54,702      52,960     52,960
Triangle
 Biomedical        Common
 Sciences, Inc.(a) shares       1999         366      10,248          0      10,248          0
Triangle           Common share
 Biomedical        warrant
 Sciences, Inc.(a) at $28.00;
                   expiring
                   2009         1999         366         366          0         366          0
                                                   ---------  ---------  ----------  ---------
                                                   1,244,367  1,569,482   1,242,625    810,351
                                                   ---------  ---------  ----------  ---------


STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Medical/Biotechnology
---------------------
19.0% and 16.5% at December 31, 2003 and 2002, respectively
-----------------------------------------------------------
Corautus Genetics,
 Inc. (formerly
 GenStar
 Therapeutic
 Corporation)      Common
 (b)(c)            shares       1999      62,624     320,242    140,903     320,242     70,138
Corautus Genetics
 Inc. (formerly
 GenStar
 Therapeutic       Common
 Corporation)      share
                   warrants at
                   $0.30-$0.74;
                   expiring     1998-
                   2005-2006    1999      41,667           0     28,571           0      1,667
Applied
NeuroSolutions,
 Inc.(formerly
 Hemoxymed,        Common
 Inc.)        (a)  shares       1993      15,528     125,000      4,659     125,000        854
Periodontix,       Preferred
 Inc. (a)          shares       1998     106,122           0          0     259,999          0
Periodontix,       Convertible
 Inc. (a)          note (2)     1999     $37,000           0          0      48,054        947
Physiometrix,      Common
 Inc.              shares       1996     126,791      53,793    278,940      53,793     69,735


STATEMENTS OF INVESTMENTS (continued)
-------------------------------------
Sanarus
 Medical,          Preferred    1999-
 Inc. (a) (b)      shares       2003     774,463     647,434    268,787     215,000    119,766
Sanarus            Preferred
 Medical,          share
 Inc. (a) (b)      warrants
                   at exercise
                   price TBD;
                   expiring
                   2006         2001          55          54         22          54         27
                                                   ---------  ---------  ----------  ---------
                                                   1,146,523    721,882   1,022,142    263,134
                                                   ---------  ---------  ----------  ---------

Microelectronics
----------------
0.0% and 2.7% at December 31, 2003 and 2002, respectively
---------------------------------------------------------
KOR Electronics,   Preferred    1989-
 Inc. (a) (b)      shares       1995   3,571,024           0          0   1,130,390     42,390
                                                   ---------  ---------  ----------  ---------
                                                           0          0   1,130,390     42,390
                                                   ---------  ---------  ----------  ---------

Retail / Consumer Products
--------------------------
7.9% and 0.0% at December 31, 2003 and 2002, respectively
---------------------------------------------------------
Dakota             Preferred
 Holdings, LLC (a) shares       2003   1,943,314     750,000    300,000          --         --
                                                   ---------  ---------  ----------  ---------
                                                     750,000    300,000          --         --
                                                   ---------  ---------  ----------  ---------


STATEMENTS OF INVESTMENTS (continued)
-------------------------------------

Venture Capital Limited Partnership Investments
-----------------------------------------------
7.7% and 19.2% at December 31, 2003 and 2002, respectively
----------------------------------------------------------
El Dorado          Ltd.
 Ventures III, L.P.Partnership
 (a)               interests  various   $250,000     212,460     11,998     212,460     24,739
Medical Science    Ltd.
 Partners, L.P.    Partnership
 (a)               interests  various   $500,000     187,246     93,623     187,246     93,623
Newtek             Ltd.
 Ventures II, L.P. Partnership
 (a)               interests  various   $859,914     330,328    165,164     330,328    165,164
Onset Enterprises  Ltd.
 Associates, L.P.  Partnership
 (a)               interests  various   $500,000      45,000     22,500      45,000     22,500
Utah Ventures      Ltd.
 Limited           Partnership
 Partnership (a)   interests  various   $250,000      41,123          0      41,123        742
                                                   ---------  ---------  ----------  ---------
                                                     816,157    293,285     816,157    306,768
                                                   ---------  ---------  ----------  ---------
Total equity investments - 80.1% and 96.2% at
 December 31, 2003 and 2002, respectively          4,624,650  3,036,554   5,326,941  1,535,091
                                                   ---------  ---------  ----------  ---------


STATEMENTS OF INVESTMENTS (continued)
-------------------------------------

Notes Receivable, Net
---------------------
Avalon Vision      Secured
 Solutions, Inc.   note, 16%,
                   due 2004     1999     $11,676           0          0      13,044      2,607

Total notes receivable - 0% and 0.2% at
 December 31, 2003 and 2002, respectively                  0          0      13,044      2,607
                                                   ---------  ---------  ----------  ---------
Total investments - 80.1% and 96.4% at
 December 31, 2003 and 2002, respectively         $4,624,650 $3,036,554 $ 5,339,985 $1,537,698
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

(1) Represents the total fair value of a particular industry segment as a percentage of partners' capital at 12/31/03 and 12/31/02.

(2) The Partnership has no income-producing equity investments except for convertible notes which include accrued interest.  Interest rates on such notes are 8.25 percent.

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF OPERATIONS
------------------------

                                    For the Years Ended December 31,
                                  -----------------------------------
                                   2003          2002           2001
                                  ------        ------         ------

Investment income:
 Notes receivable
  interest                   $    11,008   $    26,972    $   43,310
 Short-term investment
  interest                           559         2,306        35,256
                               ---------     ---------     ---------
    Total investment
     income                       11,567        29,278        78,566

Investment expenses:
 Management fees                  32,924        37,488        72,144
 Individual General
  Partners' compensation          40,000        50,500        72,339
 Investment operations           169,067       148,847       229,887
 Administrative and
  investor services            1,088,162       914,923       695,074
 Computer services               106,107        99,630       140,654
 Professional fees               163,857       151,829       332,366
 Interest expense                 15,684        27,825        24,842
                               ---------      --------     ---------
    Total investment
     expenses                  1,615,801     1,431,042     1,567,306
                               ---------     ---------     ---------
Net investment loss           (1,604,234)   (1,401,764)   (1,488,740)
                               ---------     ---------     ---------
 Realized gain from
  venture capital limited
  partnership investments         73,406        18,036       295,343
 Net realized gain (loss)
  from sales of equity
  investments                  1,632,882      (163,956)     (346,759)
 Realized gain from recovery
  of investments previously
  written off                         --       356,841        47,540
 Realized loss from
  investment write-offs         (316,239)   (4,848,611)   (1,615,883)
                               ---------     ---------     ---------
Net realized income (loss)     1,390,049    (4,637,690)   (1,619,759)
                               ---------     ---------     ---------


STATEMENTS OF OPERATIONS (continued)
-----------------------------------
                                    For the Years Ended December 31,
                                  -----------------------------------
                                   2003          2002           2001
                                  ------        ------         ------
 Decrease (increase) in
 unrealized depreciation:
  Equity investments           2,203,754    (2,249,130)   (3,171,163)
  Notes receivable                10,437     4,874,425      (158,807)
                               ---------     ---------     ---------
Net decrease (increase) in
 unrealized depreciation       2,214,191     2,625,295    (3,329,970)
                               ---------     ---------     ---------

Other income:
  Income from extinguishment
   of debt                            --       571,478            --
  Other income                   193,830       774,298            --
                               ---------     ---------     ---------
     Total other income          193,830     1,345,776            --
                               ---------     ---------     ---------

Net increase (decrease) in
 partners' capital resulting
 from operations             $ 2,193,835   $(2,068,383)  $(6,438,469)
                               =========     =========     =========
Net decrease in partners'
 capital resulting from
 operations per Unit         $      0.15   $     (4.36)  $    (13.08)
                               =========     =========     =========
















The accompanying notes are an integral part of these financial statements.

STATEMENTS OF PARTNERS' CAPITAL
-------------------------------

For the years ended December 31, 2003, 2002 and 2001:

                                   Limited     General
                                   Partners    Partners     Total
                                   --------    --------     -----


Partners' capital,
  January 1, 2001               $12,328,505 $(2,225,520) $10,102,985

Net investment loss              (1,190,992)   (297,748)  (1,488,740)
Net realized loss                (1,239,692)   (380,067)  (1,619,759)
Net increase in unrealized
 depreciation                    (2,802,613)   (527,357)  (3,329,970)
                                 ----------   ---------   ----------
Partners' capital,
  December 31, 2001               7,095,208  (3,430,692)   3,664,516

Net investment loss              (1,121,412)   (280,352)  (1,401,764)
Net realized loss                (3,706,726)   (930,964)  (4,637,690)
Net decrease in unrealized
 depreciation                     2,009,440     615,855    2,625,295
Other income                      1,076,621     269,155    1,345,776
                                 ----------   ---------   ----------
Partners' capital,
  December 31, 2002               5,353,131  (3,756,998)   1,596,133

Net investment loss                      --  (1,604,234)  (1,604,234)
Net realized income                  59,323   1,330,724    1,390,047
Net decrease in unrealized
 depreciation                            --   2,214,191    2,214,191
Other income                             --     193,830      193,830
Distributions                            --    (698,551)    (698,551)
                                 ----------   ---------   ----------
Partners' capital,
  December 31, 2003             $ 5,412,454 $(2,321,038) $ 3,091,416
                                 ==========   =========   ==========


The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS
------------------------

                                     For The Years Ended December 31,
                                    ---------------------------------
                                      2003         2002        2001
                                    --------     --------    --------
Net increase (decrease) in
 partners' capital resulting
 from  operations                $ 2,193,835  $(2,068,383) $(6,438,469)

Adjustments to reconcile net
 increase (decrease) in
 partners' capital resulting
 from operations to net cash
 used by operating activities:
  Net realized gain from
   venture capital limited
   partnership investments           (73,405)     (18,036)    (295,343)
  Net realized (gain) loss from
   sales of equity investments    (1,626,911)     163,956      346,759
  Realized loss from
   investment write-offs             310,268    4,848,611    1,615,883
  Realized gain from recovery
   of investments previously
   written off                            --     (356,841)     (47,540)
  Income from extinguishment
   of debt                                --     (571,478)          --
  Net (decrease) increase in
   unrealized depreciation:
    Equity investments            (2,203,754)   2,249,130    3,171,163
    Notes receivable                 (10,437)  (4,874,425)     158,807
  Amortization of prepaid asset       40,044           --           --
  Decrease (increase) in accrued
   interest on notes receivable        2,686       (2,647)     (14,738)
  Decrease (increase) in prepaid
   expenses                               --     (180,247)          --
  Increase in receivables from
   Related party                    (811,609)          --           --
  Decrease in other receivable       705,975     (774,298)          --
  (Decrease) increase in
   accounts payable
   and accrued expenses               (3,360)     (45,487)      10,716
  Increase in due
   to related parties                146,082       44,458      175,933
  Other changes, net                  13,366       21,767       (3,260)
                                   ---------    ---------    ---------
    Net cash used by
     operating activities         (1,317,220)  (1,563,920)  (1,320,089)
                                   ---------    ---------    ---------


STATEMENTS OF CASH FLOWS (continued)
-----------------------------------

                                     For The Years Ended December 31,
                                    ---------------------------------
                                      2003         2002        2001
                                    --------     --------    --------
Cash flows from investing
 activities:
  Notes receivable issued                  --           --     (250,000)
  Purchase of equity investments   (1,182,433)     (79,500)    (108,000)
  Repayment of notes receivable        85,204      125,000      197,281
  Proceeds from recovery of
   investments previously
   written off                             --      363,976       47,540
  Proceeds from sales of
   equity investments               3,126,521           --      357,713
  Distributions from venture
   capital limited partnership
   investments                         73,405       18,036        4,888
                                    ---------    ---------    ---------
    Net cash provided
     by investing activities        2,102,697      427,512      249,422
                                    ---------    ---------    ---------
Cash flows from financing
 activities:
  Proceeds from (repayments of)
    short-term borrowings                  --    1,147,180   (1,100,000)
  Distributions to General
    Partners                         (698,552)          --           --
                                    ---------    ---------    ---------
    Net cash (used) provided by
     financing activities            (698,552)   1,147,180   (1,100,000)
                                    ---------    ---------    ---------
Net increase (decrease)
 in cash and cash equivalents          86,925       10,772   (2,170,667)

Cash and cash equivalents
 at beginning of year                  22,739       11,967    2,182,634
                                    ---------    ---------    ---------
Cash and cash equivalents
 at end of year                    $  109,664  $    22,739  $    11,967
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

For the period from December 5, 1986, through November 14, 1988, the Partnership was inactive. The Partnership's registration statement was declared effective by the Securities and Exchange Commission on November 14, 1988, and the Partnership commenced selling Units of limited partnership interests (Units) on January 10, 1989. On February 16, 1989, the minimum number of Units required to commence Partnership operations (15,000) were sold. The offering terminated with 400,000 Units sold on September 14, 1990. The Partnership's original contributed capital was $40,034,891, consisting of $39,994,896 from Limited Partners for 400,000 Units and $39,995 from General Partners. The General Partners do not own any Units. The Partnership's term was extended for a two-year period to December 31, 1999, pursuant to unanimous approval by the Management Committee on December 5, 1997. In April 1999, the Management Committee further extended the term of the Partnership to December 31, 2001. At a special meeting on September 7, 2001, the Limited Partners elected to extend the term of the Partnership to December 31, 2002 and for up to three one-year extensions through December 31, 2006. On March 15, 2002, the Management Committee unanimously approved a one-year extension of the Partnership to December 31, 2003. On November 8, 2002, the Limited Partners approved an extension of the Partnership's term to December 31, 2004, and authorized additional one-year extensions to the term of the Partnership through December 31, 2006. At the March 12, 2004, meeting, the Independent General Partners approved an extension of the Partnership's term to December 31, 2006.



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

Uncertain Future of the Partnership
-----------------------------------

The Partnership continues to experience decreases in partners' capital resulting from overall market declines and from operations. The Partnership's liquid assets, including unrestricted marketable equity investments, are not adequate to fund on-going operations of the Partnership for 2004. These factors, among others, raise substantial doubt about the Partnership's ability to continue as a going concern. As a result, the Independent General Partners have tasked the Managing General Partners with examining a number of different options, including the sale of some of the Partnership's private holdings. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

At December 31, 2003 and 2002, the investment portfolio included private company investments totaling $2,189,727 and $1,029,586, respectively, whose fair values were established in good faith by the Managing General Partners under the direction of the Management Committee in the absence of readily ascertainable market values. In addition, investments in publicly traded securities which have been subjected to a discount for legal or contractual restrictions as determined by the Management Committee amounted to $169,474 and $71,805 at December 31, 2003 and 2002, respectively. Because of the inherent uncertainty in the valuation, the values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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

Net Decrease in Partners' Capital Resulting from Operations Per Unit
--------------------------------------------------------------------

Net decrease in partners' capital resulting from operations per Unit is calculated by dividing the weighted average number of Units outstanding of 400,000 for the years ended December 31, 2003, 2002 and 2001, into the total net decrease in partners' capital resulting from operations allocated to the Limited Partners. The Managing General Partners contributed 0.1 percent of total Limited Partner capital contributions and did not receive any Partnership Units.


Provision for Income Taxes
--------------------------

No provision for income taxes has been made by the Partnership as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

The accompanying financial statements are prepared using accounting principles generally accepted in the United States which may not equate to tax accounting. The cost of investments on a tax basis at December 31, 2003 and 2002, was $4,627,328 and $7,412,871, respectively. At December 31, 2003 and 2002, gross unrealized appreciation and depreciation on investments based on cost for federal income tax purposes were as follows:

                                      December 31,   December 31,
                                          2003           2002
                                      ------------   ------------
Unrealized appreciation               $   677,195    $    46,940
Unrealized depreciation                (2,267,967)    (5,922,113)
                                        ---------      ---------
Net unrealized depreciation           $(1,590,772)   $(5,875,173)
                                        =========      =========

New Accounting Pronouncements
-----------------------------

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees, and consolidating facilities initiated after December 31, 2002. The implementation of SFAS No. 146 will not require the restatement of previously issued financial statements. The Partnership implemented early adoption of SFAS No. 146 to all applicable costs associated with exit or disposal activities incurred during 2003 and 2002. See Note 2 to the financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a guarantor to recognize a liability at the inception of the guarantee for the fair value of obligations it has assumed under that guarantee and also requires more detailed disclosure in its financial statements with respect to such guarantees. FIN 45 is effective for guarantees issued or modified after December 31, 2002, and requires additional disclosure for existing guarantees. The adoption of FIN 45 did not have a material effect on the Partnership's results of operation or financial position.

In December 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 03-4 (SOP 03-4), "Reporting Financial Highlights and Schedule of Investments by Nonregistered Investment
Partnerships: An Amendment to the Audit and Accounting Guide 'Audits of Investment Companies' (the Guide) and AICPA Statement of Position 95-2 (SOP 95-2), 'Financial Reporting by Nonpublic Investment Partnerships.'" SOP 03-4 provides guidance on the application of certain provisions in the Accounting Guide and SOP 95-2 that are directed to the reporting by nonregistered investment partnerships of financial highlights and the schedule of investments. It amends certain provisions of the Guide and SOP 95-2 by adapting those provisions to nonregistered investment partnerships based on their differences in organizational structures from registered investment companies. SOP 03-4 is effective for annual financial statements issued for fiscal years ending after December 15, 2003. The adoption of SOP 03-4 did not have a material effect on the Partnership.

2.  Related Party Transactions
    --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs in 2003, 2002 and 2001 were as follows:

                                 For the Years Ended December 31,
                              -------------------------------------
                               2003            2002           2001
                              ------          ------         ------

Management fees            $   32,924        $ 37,488       $ 72,144
Individual General
 Partners' compensation        40,000          50,500         72,339
Reimbursable operating
 expenses:
  Investment operations       164,166         133,611        122,825
  Administrative, investor
   services and
   professional fees        1,097,768         818,372        498,326
  Computer services           106,107          99,630        140,654


Management fees are equal to one quarter of one percent of the fair value of Partnership assets for each quarter. Management fees compensate the Managing General Partners solely for General Partner Overhead (as defined in the Partnership Agreement) incurred in supervising the operation and management of the Partnership and the Partnership's investments.
Management fees due to the Managing General Partners were $13,202 and $3,338 and were included in due to related parties at December 31, 2003 and 2002, respectively.

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

The Partnership reimburses the Managing General Partners for operating expenses incurred in connection with the business of the Partnership. Reimbursable operating expenses include expenses (other than Organizational and Offering expenses and General Partner Overhead) such as investment operations, administrative and investor services, and computer services. There were $428,370 and $282,288 of such reimbursable expenses due to related parties at December 31, 2003 and 2002, respectively.

The Managing General Partners allocate operating expenses incurred in connection with the business of the Partnership based on employee hours incurred. In 2002, the Managing General Partners billed the Partnership $58,593, $10,183 and $7,637 for operating expenses incurred during 2001, 2000 and prior years, respectively.

Retention bonuses were offered to and accepted by key employees of the Managing General Partners in late 2002. The expense for these bonuses, which were approved by the Individual General Partners during the September 2002 Management Committee meeting, was prepaid by the Partnership in October and December 2002. The amount of prepaid operating expenses was $186,180, and is being amortized over the remaining expected employment period. During 2003 and 2002, the partnership recognized $40,044 and $5,933 as operating expense related to the amortization of retention bonuses. The bonuses, incremented by annual salary increases, will be paid to those individuals who are still full-time employees of the Managing General Partners in April 2007. Upon the resignation of personnel no adjustment to the retention bonus amount previously paid by the Partnership to the Managing General Partners shall occur until a replacement person is hired.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. Any such profit is allocated amongst the Partnership and affiliated partnerships based upon their proportionate investment in the portfolio company. At December 31, 2003, the Partnership and affiliated partnerships had an indirect interest in non-transferable Physiometrix, Inc., Sanarus Medical, Inc. and Corautus Genetics Inc. (formerly GenStar Therapeutics Corporation) options with a fair value of $22,149. At December 31, 2002, the Partnership and affiliated partnerships had an indirect interest in non-transferable Physiometrix, Inc., Endocare, Inc. and GenStar Therapeutics Corporation options with a fair value of $50.





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

Marketable Equity Securities
----------------------------

At December 31, 2003 and 2002, marketable equity securities had aggregate costs of $101,709 and $464,958 and aggregate fair market values of $384,070 and $126,932, respectively. The net unrealized gain at December 31, 2003, and the net unrealized loss at December 31, 2002, included gross gains of $283,562 and $15,942, respectively.

Restricted Securities
---------------------

At December 31, 2003 and 2002, restricted securities had aggregate costs of $4,522,941 and $4,861,983 and aggregate fair values of $2,652,484 and $1,408,159, respectively, representing 63.6 percent and 88.2 percent, respectively, of the net assets of the Partnership.

Significant purchases, sales and write-offs of equity investments during 2003 are as follows:

Avalon Vision Solutions, Inc.
-----------------------------

In December 2003, the Partnership received $8,401 from Avalon Vision Solutions, Inc. to retire its notes receivable, including accrued interest. The Partnership recorded a realized loss of $5,972.

Dakota Holdings, LLC
--------------------

In August 2003, the Partnership purchased 1,943,314 Preferred shares of Dakota Holdings, LLC for $750,000.

iVillage, Inc.
--------------

In December 2003, the Partnership sold part of its holdings for proceeds of $109,671, realizing a loss of $253,577.

KOR Electronics, Inc.
---------------------

During 2003, KOR Electronics, Inc. repurchased all of the Partnership's Preferred and common shares for total proceeds of $3,016,849. The Partnership recorded a realized gain of $1,886,459 on the liquidation of its KOR Electronics holdings.


Periodontix, Inc.
-----------------

In September 2003, the Partnership wrote off its entire investment of $310,267 in Periodontix, Inc. In 2001, Periodontix, Inc.'s assets were acquired by Demegen, Inc., a publicly traded company in the pharmaceuticals industry. In 2003, Demegen was unsuccessful in efforts to raise additional capital and in April 2003 terminated its registration under Section 42(g) of the Securities Exchange Act of 1934 by filing a Form 15 with the SEC. The Partnership expects no return on its initial investment.

Sanarus Medical, Inc.
---------------------

The Partnership funded a convertible secured loan of $9,395 to Sanarus Medical, Inc. in April 2003. In October 2003, the Partnership's note plus accrued interest was converted into 621,714 Series C Preferred shares. The Partnership acquired an additional 14,218 Series C Preferred shares for $9,668.

WorldRes.com, Inc.
------------------

During the third quarter of 2003, WorldRes.com, Inc. repaid a convertible note issued by the Partnership. The Partnership received $88,076, including accrued interest on the note.

Venture Capital Limited Partnership Investments
-----------------------------------------------
In the year ended December 31, 2003, the Partnership received cash distributions of $73,405. The Partnership recorded a $13,483 decrease in fair value primarily as a result of a net decrease in the fair value of the underlying investments of the partnerships.

Other Equity Investments
------------------------

Other significant changes reflected above relate to market value fluctuations for publicly traded portfolio companies or changes in the fair value of private companies as determined in accordance with the policy described in Note 1 to the financial statements.

5.  Subsequent Event
    ----------------

Subsequent to the year ended December 31, 2003, RedCell, Inc. notified the Partnership that it would repay $98,111 in notes receivable previously written off. That amount includes accrued interest through February 2004. In 1994, the Partnership purchased Series B Preferred shares in RedCell and two years later funded convertible notes receivable. RedCell was subsequently acquired by another company, and the new entity changed its name to ConjuChem, Inc. However, the notes receivable remained in RedCell's name. In 1998, the Partnership determined that any recovery on its investment, including the notes, was unlikely and wrote off its entire investment. In 2001, the remaining RedCell entity made a partial repayment of the notes receivable and issued new notes for the remainder. In February 2004, RedCell sold ConjuChem shares it had acquired in the acquisition in order to repay its remaining notes in full. The repayment to the Partnership will be reported in the first quarter 2004 financial statements as income from investments previously written off. The Partnership expects no further recovery on this investment.

6.  Net Decrease (Increase) in Unrealized Depreciation of Equity
    ------------------------------------------------------------
    Investments
    -----------
In accordance with the accounting policy as stated in Note 1, the Statements of Operations include a line item entitled "Net decrease (increase) in unrealized depreciation of equity investments." The table below discloses details of the changes:

                                         For the Years Ended December 31,
                                        ----------------------------------
                                         2003          2002          2001
                                        ------        ------        ------
Unrealized appreciation
 (depreciation) from cost of
 marketable equity securities       $  282,361   $  (338,026)  $   (72,943)

Unrealized depreciation
 from cost of non-marketable
 equity securities                  (1,870,457)   (3,453,824)   (1,469,777)
                                     ---------     ---------     ---------
Unrealized depreciation
 from cost at end of year           (1,588,096)   (3,791,850)   (1,542,720)

Unrealized (depreciation)
 appreciation from cost at
 beginning of year                  (3,791,850)   (1,542,720)    1,628,443
                                     ---------     ---------     ---------
Net decrease (increase) in
 unrealized depreciation of
 equity investments                 $2,203,754   $(2,249,130)  $(3,171,163)
                                     =========     =========     =========


7.  Notes Receivable
    ----------------

Activity from January 1 through December 31 consisted of:

                                                   2003           2002
                                                  ------         ------
Balance, beginning of year                       $ 2,607     $  109,551

Notes receivable written off                     (14,374)    (4,848,611)
Repayments of notes receivable                    (8,401)      (125,000)
Change in accrued interest                         9,731         (7,758)
Net decrease in unrealized
 depreciation of notes receivable                 10,437      4,874,425
                                                  ------      ---------
Balance, end of year                             $     0     $    2,607
                                                  ======      =========

The interest rate on notes receivable at was 16 percent.

In April 2002, the Partnership received a $125,000 payment on a $250,000 note receivable from Thermatrix Inc., which included realized gain from recovery of investments previously written-off. Accrued interest of $23,178 was paid in full. The remaining portion of the note, $125,000, was written off. During the third quarter of 2002, the Partnership recovered $125,000 from Thermatrix Inc. for the portion of the note previously written off.

In September 2002, notes receivable and accrued interest due from Sutmyn Storage Corporation in the amount of $4,723,611 were written off. The fair value of these notes was reduced to zero during 2000 and it has been determined by the Managing General Partners that there will be no recovery on the notes as the company has ceased operations.

The Partnership has a due from related party receivable of $811,609 related to its investment in Dakota Holdings, LLC. The Partnership has advanced funds to the company for operations. It is the Managing General Partners' expectation that this receivable will be converted into additional equity investments in Dakota Holdings.


8.  Cash and Cash Equivalents
    -------------------------

Cash and cash equivalents at December 31, 2003 and 2002, consisted of:

                                             2003           2002
                                            ------         ------

Demand accounts                           $108,397        $21,398
Money market accounts                        1,267          1,341
                                           -------         ------
  Total                                   $109,664        $22,739
                                           =======         ======

9.  Borrowings
    ----------

In January 2002, the Partnership borrowed $1,147,180 from a financial institution and pledged its shares in Endocare, Inc. and GenStar Therapeutic Corporation (now Corautus Genetics Inc. after a merger with another company in February 2003) as collateral, respectively. Due to the value of Endocare, Inc. dropping below 10 percent of the face value of the note, the note was in default. As a result, the financial institution that issued the note in exchange for the Partnership's pledge of Endocare, Inc. shares was entitled to own the Endocare, Inc. shares. With the release of the shares to the financial institution, the Partnership's obligation to satisfy the note was fulfilled and the Partnership recorded income of $571,478, which included the value of the note and accrued interest payable of $8,510. The Partnership also recorded a loss on the sale of equity investments of $163,874 due to the release of the Endocare, Inc. shares. The remaining note bears interest at the London Interbank Offered Rate plus
1.5 percent, which is payable quarterly. The outstanding principal and any remaining accrued interest are due December 30, 2004.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30. Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent and meet the criteria for classification as an extraordinary item. SFAS No. 145 was effective for the Partnership beginning January 1, 2003. However, early adoption was encouraged and the Partnership adopted SFAS No. 145 as of the year ended December 31, 2002.



10. Distributions
    -------------

In the fourth quarter of 2003, a tax distribution of $698,552 was declared and paid to the General Partners. There were no such distributions in 2002.

11. Commitments and Contingencies
    -----------------------------

From time to time the Partnership becomes a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity investment fundings, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At December 31, 2003, there were no such unfunded commitments.

In October 2000, Kanematsu Corporation, a creditor of one of the Partnership's portfolio companies, initiated an arbitration proceeding against the Partnership, two affiliated partnerships, and a fourth co-investor. Kanematsu was seeking to recover $2,000,000, the purchase price in a contract by which the Partnership and the other entities were alleged to have agreed to purchase certain debt securities of the portfolio company from Kanematsu. The Partnership and affiliated partnerships asserted counterclaims against Kanematsu. On February 12, 2002, the Partnership, affiliated partnerships and the co-investor were awarded $4,000,000 and all of Kanematsu's claims were denied. The award is in full settlement of all claims and counterclaims. The Partnership recognized revenue and a receivable of $666,667 as of February 12, 2002, for its proportionate share of the award. Kanematsu immediately filed a petition to vacate the award, and on October 9, 2002 the United States District Court issued an order confirming the arbitration award. Kanematsu appealed the order but in early November 2002 paid a forbearance fee of $200,000 in exchange for an option to settle all liabilities. On November 29, 2002, Kanematsu agreed to settle for $3,999,999. A decision on the allocation of the proceeds between the Partnership, affiliates and co-investor was reached in January 2003; however, a dispute regarding the legal fees arose. On February 13, 2003, the Partnership received $774,298, representing its proportionate share of the settlement, plus accrued interest, less disputed legal fees. The Partnership recognized the additional revenue and receivable of $107,631 at December 31, 2002. In March 2003, the law firm remitted an additional amount of $193,830 to the Partnership.

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

12. Financial Highlights
    --------------------

                                    For The Years Ended December 31,
                                  -----------------------------------
                                   2003           2002          2001
                                  ------         ------        ------
(all amounts on a per Unit basis)
Net asset value,
 beginning of period               $1.78         $9.76        $13.67

Loss from investment
 operations:
  Net investment loss                 --         (0.11)        (2.98)
  Net realized and unrealized
   loss on investments               .15         (4.24)       (10.11)
                                    ----          ----         -----
  Total from investment
   operations                        .15         (4.36)       (13.08)
                                    ----          ----         -----
Net asset value, end of period     $1.93         $5.40        $ 0.59
                                    ====          ====         =====


Total return                        8.33%       (44.63)%      (95.72)%

Ratios to average net assets:

 Net investment loss                  --         (1.48)%      (41.78)%

 Expenses                         218.00%        47.20%        54.98%

Pursuant to the Partnership Agreement, net profit shall be allocated first to those Partners with deficit capital account balances until such deficits have been eliminated. The net asset values shown above assume the Partnership is in liquidation. Upon liquidation, the General Partners would contribute capital equal to the amount of the Limited Partners deficit. As of December 31, 2003, the General Partners have a negative capital balance of $1,563,163. Upon liquidation, the General Partners would be required to contribute cash in the amount of $2,226,805, which equals the net asset value less the General Partners' negative capital balance. Net asset value has been calculated in accordance with this provision of the Partnership Agreement.

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

                         TECHNOLOGY FUNDING VENTURE PARTNERS IV,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              TECHNOLOGY FUNDING LTD.
                              Managing General Partners

Date:  March 15, 2004    By:  /s/Charles R. Kokesh
                               --------------------------------
                                 Charles R. Kokesh
                                 President, Chief Executive Officer,
                                 Chief Financial Officer and
                                 Chairman of Technology Funding Inc.
                                 and Managing General Partner of
                                 Technology Funding Ltd.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature           Capacity                 Date
          ---------           --------                 ----

 /s/Charles R. Kokesh         President, Chief         March 15, 2004
------------------------      Executive Officer,
    Charles R. Kokesh         Chief Financial Officer,
                              and Chairman of
                              Technology Funding Inc.
                              and Managing General
                              Partner of Technology
                              Funding Ltd.

The above represents a majority of the Board of Directors of Technology Funding Inc. and the General Partners of Technology Funding Ltd.

Technology Funding Partners IV, L.P.     4:41 PM     03/16/04
(a Delaware limited partnership)

Page 1 of 6
Technology Funding Partners IV, L.P.
(a Delaware limited partnership)

Technology Funding Partners IV, L.P.
(a Delaware limited partnership)

Technology Funding Partners IV, L.P.
(a Delaware limited partnership)