Form 10-Q
period 2004-05-12
TECHNOLOGY FUNDING VENTURE PARTNERS IV
filed 2004-05-12
CIK 826595

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 2004

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                             (unaudited)
                                              March 31,        December 31,
                                                2004               2003
                                             -----------       ------------
ASSETS

Investments:
 Equity investments (cost of
 $4,246,814 and $4,624,650 as of March
 31, 2004, and December 31, 2003,
 respectively)                                $3,083,549         $3,036,554
Cash and cash equivalents                        193,677            109,664
Prepaid expenses                                 130,192            140,203
Receivables from related party                 1,705,775            811,609
Other receivables                                     --             68,323
Other assets                                       2,227              2,994
                                               ---------          ---------
   Total assets                               $5,115,420         $4,169,347
                                               =========          =========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses         $   17,763         $   40,754
Due to related parties                         1,906,257            428,370
Short-term borrowings                            584,212            584,212
Other liabilities                                 28,386             24,595
                                               ---------          ---------
   Total liabilities                           2,536,618          1,077,931

Commitments and contingencies (See Note 8)


BALANCE SHEETS (continued)
--------------------------

Partners' capital
  Limited Partners
    (400,000 Units outstanding)                4,904,967          5,412,454
  General Partners                            (2,326,165)        (2,321,038)
                                               ---------          ---------
Total partners' capital                        2,578,802          3,091,416
                                               ---------          ---------
   Total liabilities and partners' capital    $5,115,420         $4,169,347
                                               =========          =========




























The accompanying notes are an integral part of these financial statements.



STATEMENTS OF INVESTMENTS
-------------------------

                                         Principal
                                         Amount or    March 31, 2004         December 31, 2003
Industry                                 Shares at   ----------------        -----------------
(1)                         Investment   March 31,   Cost       Fair         Cost        Fair
Company           Position     Date        2004      Basis      Value        Basis       Value
-------------     --------  ----------  -----------  -----      -----        -----       -----

Equity Investments
------------------

Communication
-------------
1.80% and 4.0% at March 31, 2004, and December 31,2003 respectively
------------------------------------------------------------------
iVillage, Inc.      Common       1996-
                   shares       2000          --  $       -- $       --  $   47,916 $  105,130
WorldRes.com, Inc. Common       1997-
 (a) (b)           shares       1999     155,918     619,687     46,775     619,687     46,775

                                                   ---------  ---------   ---------  ---------
                                                     619,687     46,775     667,603    151,905
                                                   ---------  ---------   ---------  ---------


STATEMENTS OF INVESTMENTS (continued)
-------------------------------------------

Environmental
-------------
60.9% and 41.4% at March 31, 2004, and December 31, 2003 respectively
---------------------------------------------------------------------
SunPower
 Corporation       Common       1990-
 (a) (b)           shares       1994   1,165,217   1,179,051  1,514,780   1,179,051  1,514,780
SunPower           Common share
 Corporation       warrant
 (a) (b)           at $.06;
                   expiring
                   2005         2000     469,455           0          0           0          0
SunPower
 Corporation       Convertible
 (a) (b)           note (2)     2002     $52,000      55,110     55,110      54,702     54,702
Triangle
 Biomedical        Common
 Sciences, Inc.(a) shares       1999         366      10,248          0      10,248          0
Triangle           Common share
 Biomedical        warrant
 Sciences, Inc.(a) at $28.00;
                   expiring
                   2009         1999         366         366          0         366          0
                                                   ---------  ---------   ---------  ---------
                                                   1,244,775  1,569,890   1,244,367  1,569,482
                                                   ---------  ---------   ---------  ---------


STATEMENTS OF INVESTMENTS (continued)
-------------------------------------------

Medical/Biotechnology
---------------------
40.3% and 19.0% at March 31, 2004, and December 31, 2003, respectively
----------------------------------------------------------------------
Corautus Genetics  Common
 Inc. (b)(c)       shares       1999      62,624     320,242    419,579     320,242    140,903
Corautus Genetics  Common share
 Inc. (b)          warrants at
                   $0.30-$0.74;
                   expiring     1998-
                   2005-2006    1999      41,667           0    136,667           0     28,571
Applied
 NeuroSolutions,   Common
 Inc. (a)          shares       1993      15,528     125,000      4,503     125,000      4,659
Physiometrix,      Common
 Inc.              shares       1996     126,791      53,793    209,205      53,793    278,940
Sanarus Medical,   Preferred    1999-
 Inc. (a) (b)      shares       2003     774,463     647,434    268,787     647,434    268,787
Sanarus            Preferred
 Medical,          share
 Inc. (a) (b)      warrants
                   at exercise
                   price TBD;
                   expiring
                   2006         2001          55          54         22          54         22
                                                   ---------  ---------   ---------  ---------
                                                   1,146,523  1,038,763   1,146,523    721,882
                                                   ---------  ---------   ---------  ---------


STATEMENTS OF INVESTMENTS (continued)
-------------------------------------------

Retail / Consumer Products
--------------------------
11.6% and 7.9% at March 31, 2004, and December 31, 2003, respectively
--------------------------------------------------------------------
Dakota             Preferred
 Holdings, LLC (a) shares       2003   1,943,314     750,000    300,000     750,000    300,000
                                                    --------  ---------   ---------  ---------
                                                     750,000    300,000     750,000    300,000
                                                    --------  ---------   ---------  ---------

Venture Capital Limited Partnership Investments
-----------------------------------------------
5.0% and 7.7% at March 31, 2004, and December 31, 2003, respectively
----------------------------------------------------------------------
El Dorado          Ltd.
 Ventures III, L.P.Partnership
 (a)               interests  various   $250,000     212,460     11,998     212,460     11,998
Medical Science    Ltd.
 Partners, L.P.    Partnership
 (a)               interests  various   $500,000     187,246     93,623     187,246     93,623
Newtek             Ltd.
 Ventures II, L.P. Partnership
 (a)               interests  various   $859,914          --         --     330,328    165,164
Onset Enterprises  Ltd.
 Associates, L.P.  Partnership
 (a)               interests  various   $500,000      45,000     22,500      45,000     22,500


STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Utah Ventures      Ltd.
 Limited           Partnership
 Partnership (a)   interests  various   $250,000      41,123          0      41,123          0
                                                   ---------  ---------   ---------  ---------
                                                     485,829    128,121     816,157    293,285
                                                   ---------  ---------   ---------  ---------

Total investments - 119.60% and 80.1% at
 March 31, 2004, and December 31, 2003,
 respectively                                     $4,246,814 $3,083,549  $4,624,650 $3,036,554
                                                   =========  =========   =========  =========

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

(1) Represents the total fair value of a particular industry segment as a percentage of partners' capital at 03/31/04 and 12/31/03.
(2) The Partnership has no income-producing equity investments except for convertible notes, which include accrued interest.  Interest rates on such notes are between 3.21 percent and
8.25 percent.

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                   For the Three Months Ended March 31,
                                   ------------------------------------
                                            2004          2003
                                          --------       --------
Investment income:
 Notes receivable interest              $     416      $   3,343
 Short-term investment interest               467            201
                                          -------        -------
  Total investment income                     883          3,544

Investment expenses:
 Management fees                           10,423          6,289
 Individual General Partners'
  compensation                             12,125         10,000
 Investment operations                    152,589         69,146
 Administrative and investor services     622,108        214,743
 Professional fees                         14,890         80,117
 Computer services                         38,777         16,875
 Interest expense                           3,791          4,129
                                          -------        -------
  Total investment expenses               854,703        401,299
                                          -------        -------
Net investment loss                      (853,820)      (397,755)
                                          -------        -------
Realized gain from recovery of
 investments previously written off        98,111             --
Realized gain from sales of equity
 investments                              148,599             --
Realized loss from venture capital
 limited partnership write-off           (330,335)            --
Realized gain from venture capital
 limited partnership investments               --            742
                                          -------        -------
Net realized (loss) income                (83,625)           742
                                          -------        -------
Decrease (increase) in
 unrealized depreciation:
  Equity investments                      424,831        (30,960)
  Notes receivable                             --           (373)
                                          -------        -------


STATEMENTS OF OPERATIONS (unaudited)(continued)
----------------------------------------------

Net decrease (increase) in
 unrealized depreciation                  424,831        (31,333)
                                          -------        -------

Total other income                             --        193,830
                                          -------        -------

Net decrease in partners' capital
 resulting from operations              $(512,614)     $(234,516)
                                          =======        =======

Net decrease in partners' capital
 resulting from operations
 per Unit                               $   (1.27)     $   (0.47)
                                          =======        =======
























The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                       For the Three Months Ended March 31,
                                       -----------------------------------
                                             2004               2003
                                          ----------         ----------
Net decrease in partners' capital
 resulting from operations               $ (512,614)         $(234,516)

Adjustments to reconcile decrease
 in partners' capital resulting
 from operations to net cash (used)
 provided by operating activities:
 Realized gain from venture capital
  limited partnership investments                --               (742)
 Net realized gain on the sale of
  equity investments                       (148,599)                --
 Net realized gain on the recovery
  of investments previously written off     (98,111)                --
 Net realized loss from the write off
  of venture capital limited
  partnership investments                   330,335                 --
 Net (increase) decrease in unrealized
  depreciation of equity investments       (424,831)            30,960
 Net changes in operating assets and
  liabilities:
  Unrealized depreciation of
   notes receivable                              --                373
  Accrued interest on notes receivable         (416)            (3,345)
  Prepaid expenses                           10,011             10,011
  Other receivable                         (825,843)           580,468
  Due to related parties                  1,477,887           (269,679)
  Accounts payable and accrued
   expenses                                 (22,991)            (4,803)
  Other changes, net                          4,558                150
                                          ---------            -------
Net cash (used) provided by
 operating activities                      (210,614)           108,877
                                          ---------            -------


STATEMENTS OF CASH FLOWS (unaudited)(continued)
----------------------------------------------

Cash flows from investing activities:
 Proceeds from venture capital
  limited partnership investments                --                742
 Proceeds from the sale of equity
  investments                               196,516                 --

Proceeds from the recovery of investments
 previously written off                      98,111                 --
                                          ---------            -------
Net cash provided by investing
 activities                                 294,627                742
                                          ---------            -------
Net increase in cash and cash
 equivalents                                 84,013            109,619

Cash and cash equivalents at
 beginning of year                          109,664             22,739
                                          ---------            -------
Cash and cash equivalents
 at March 31                             $  193,677          $ 132,358
                                          =========            =======











The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     Interim Financial Statements
       ----------------------------

The accompanying unaudited financial statements included herein have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes, which would be presented, were such financial statements prepared in accordance with generally accepted accounting principles in the United States of America. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of the Managing General Partners, the accompanying interim financial statements reflect all adjustments necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

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

The accompanying financial statements are prepared using accounting principles generally accepted in the United States of America, which may not equate to tax accounting. The cost of investments on a tax basis at March 31, 2004, and December 31, 2003, was $4,180,840 and $4,627,328,
respectively. At March 31, 2004, and December 31, 2003, gross unrealized depreciation on investments based on cost for federal income tax purposes was as follows:

                                        March 31,    December 31,
                                          2004           2003
                                      ------------   ------------
Unrealized appreciation               $   756,478    $   677,195
Unrealized depreciation                (1,853,759)    (2,267,967)
                                        ---------      ---------
Net unrealized depreciation           $(1,097,281)   $(1,590,772)
                                        =========      =========


New Accounting Pronouncements
-----------------------------

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

4.     Related Party Transactions
       --------------------------

Related party costs are included in investment expenses shown on the Statements of Operations. Related party costs for the three months ended March 31, 2004 and 2003, were as follows:

                                                 2003          2002
                                               --------      --------
   Management fees                            $ 10,423      $  6,289
   Individual General Partners' compensation    12,125        10,000
   Reimbursable operating expenses             811,048       232,613


Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual periodically. There were $1,906,257 due to related parties and $428,370 due to related parties at March 31, 2004, and December 31, 2003, respectively, for such expenses.

Management fees due to the Managing General Partners and included in due to related parties, were $23,625 and $13,202 at March 31, 2004, and December 31, 2003, respectively.

As of March 31, 2004 and December 31, 2003, the partnership has a due from related party receivable of $1,705,775 and $811,069, respectively, related to its investment in Dakota Holdings, LLC. The Partnership has advanced funds to the company for operations. It is the Managing General Partners' expectation that this receivable will be converted into additional equity investments in Dakota Holdings.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. Any such profit is allocated amongst the Partnership and affiliated partnerships based upon their proportionate investment in the portfolio company. At March 31, 2004, the Partnership and affiliated partnerships had an indirect interest in non-transferable Sanarus Medical, Inc., Physiometrix, Inc., and Corautus Genetics Inc. options with a fair value of $33,149.

Retention bonuses were offered to and accepted by key employees of the Managing General Partners during 2002. The bonuses, incremented by annual salary increases, will be paid to those individuals who are still full-time employees of the Managing General Partners in April 2007. The expense for the bonus is recognized ratably over the beneficial period, October 2002 to April 2007. As of March 31, 2004, the Partnership has recognized expense of $10,011. Upon the resignation of personnel, no adjustment to the retention bonus amount previously paid by the Partnership to the Managing General Partners shall occur until a replacement person is hired.

5.     Equity Investments
       ------------------

All investments are valued at fair value as determined in good faith by the Managing General Partners.

Marketable Equity Securities
----------------------------

At March 31, 2004, and December 31, 2003, marketable equity securities had aggregate costs of $53,793 and $101,709, and aggregate fair market values of $209,205 and $384,070, respectively. The net unrealized losses at March 31, 2004, and December 31, 2003, included gross gains of $155,412 and $283,562, respectively.

Restricted Securities
---------------------

At March 31, 2004, and December 31, 2003, restricted securities had aggregate costs of $4,193,021 and $4,522,941, respectively, and aggregate fair values of $2,874,345 and $2,652,484, respectively, representing 56.2 percent and 63.6 percent, respectively, of the net assets of the Partnership.

Significant purchases or sales of equity investments during the quarter ended March 31, 2004, were as follows:

iVillage, Inc.
--------------

The Partnership sold its entire investment in the company for proceeds of $196,516, recording a realized gain of $148,599.



RedCell, Inc. (subsequently ConjuChem, Inc.)
--------------------------------------------

The Partnership received $98,111 for payment of notes receivable from the company that had been written off in 1998. The payment was recorded as a realized gain. Prior to 1998, RedCell was acquired by another company, and the new entity was renamed ConjuChem, Inc. However, the notes receivable remained in RedCell's name. In February 2004, the remaining RedCell entity sold ConjuChem shares it had acquired in the acquisition to repay its remaining notes in full.

Newtek Ventures II, L.P.
------------------------

Newtek Ventures II, L.P., ceased operations on March 31, 2004, and the Partnership expects a final distribution of shares in Newtek's remaining portfolio companies, which will be recorded as a realized gain. As of March 31, 2004, the Partnership wrote off a total of $330,335, representing the remaining cost basis of the investment.

Other Equity Investments
------------------------

Other significant changes reflected in the Statements of Investments relate to market value fluctuations for publicly traded portfolio companies or changes in the fair value of private companies as determined in accordance with the policy described in Note 1 to the financial statements included in the Partnership's December 31, 2003, Form 10-K.

6.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at March 31, 2004, and December 31, 2003, consisted of:

                                                2004            2003
                                               -------         ------
Demand accounts                               $ (3,263)      $108,397
Money market accounts                          196,940          1,267
                                               -------        -------
     Total                                    $193,677       $109,664
                                               =======        =======




7.     Short-term Borrowings
       ---------------------

In January 2002, the Partnership borrowed $1,147,180 from a financial institution and pledged as collateral, the Partnership' shares in Endocare, Inc. and GenStar Therapeutic Corporation (now Corautus Genetics Inc. after a merger with another company in February 2003). On January 2002, the value of Endocare, Inc. dropped below 10% of the face of the note, resulting in the note being in default. As a result, the financial institution that issued the note took ownership of the Endocare, Inc. shares satisfying $585,000 of the term borrowings. The remaining note with an outstanding balance of $612,519 at March 31, 2004, bears interest at the London Interbank Offered Rate plus 1.5 percent, which is payable quarterly. The outstanding principal and any remaining accrued interest are due December 30, 2004.

8.     Commitments and Contingencies
       -----------------------------

From time to time the Partnership becomes a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity investment fundings, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are not recognized in the financial statements. At March 31, 2004, there were no unfunded commitments.

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

In October 2000, Kanematsu Corporation, a creditor of one of the Partnership's portfolio companies, initiated an arbitration proceeding against the Partnership, two affiliated partnerships and a fourth co-investor. Kanematsu was seeking to recover $2,000,000, the purchase price in a contract by which the Partnership and the other entities were alleged to have agreed to purchase certain debt securities of the portfolio company from Kanematsu. The Partnership and affiliated partnerships asserted counterclaims against Kanematsu. On February 12, 2002, the Partnership, affiliated partnerships and the co-investors were awarded $4,000,000 and all of Kanematsu's claims were denied. The award is in full settlement of all claims and counterclaims. The Partnership recognized revenue and a receivable of $666,667 as of February 12, 2002, for its proportionate share of the award, Kanematsu immediately filed a petition to vacate the award, and on October 9, 2002, the United States District Court issued an order confirming the arbitration award. Kanematsu appealed the order but in early November 2002 paid a forbearance fee of $200,000 in exchange for an option to settle all liabilities. On November 29, 2002, Kanematsu agreed to settle for $3,999,999. A decision on the allocation of the proceeds between the Partnerships, affiliated and co-investor was reached in January 2003; however, on February 13, 2003, which represented its proportionate share of the settlement, less disputed legal fees, plus accrued interest. The Partnership recognized the additional revenue and receivable of $107,631 at December 31, 2002. In March 2003, the law firm remitted $193,830, the remaining amount of the award, to the Partnership.

9.     Financial Highlights
       --------------------

                                For The Three Months Ended March 31,
                                -----------------------------------
                                           2004          2003
                                          ------        ------
(all amounts on a per Unit basis)
Net asset value,
 beginning of period                       $1.89        $6.57

(Loss) from investment operations:
  Net investment loss                      (2.11)       (0.41)
  Net realized and unrealized
   gain (loss) on investments                .85        (0.06)
                                            ----         ----
  Total from investment operations         (1.26)       (0.47)
                                            ----         ----
Net asset value, end of period             $0.63        $6.10
                                            ====         ====
Total return                              (66.68)%      (7.13)%

Ratios to average net assets:
 Net investment loss                     (167.61)%      (6.43)%
 Expenses                                 169.48%       15.82%


Pursuant to the Partnership Agreement, net profit shall be allocated first to those Partners with deficit capital account balances until such deficits have been eliminated. The net asset values shown above assume the Partnership is in liquidation. Upon liquidation, the General Partners would contribute capital equal to the amount of the Limited Partners' deficit. As of March 31, 2004 and 2003, the General Partners have a negative capital balance of $2,326,165 and $2,321,038, respectively. Upon liquidation, the General Partners would be required to contribute cash equal to the net asset value less the General Partners' negative capital balance. At March 31, 2004, no additional cash would be required to be contributed, as the net asset value is greater than the General Partners' negative capital balance. At March 31, 2003, the General Partners would be required to contribute cash totaling $2,442,286. Net asset value has been calculated in accordance with this provision of the Partnership Agreement.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership operates as a business development company under the Investment Company Act of 1940 and makes venture capital investments in new and developing companies. The Partnership's financial condition is dependent upon the success of the portfolio companies. There is no ready market for many of the Partnership's investments. It is possible that some of its venture capital investments may be a complete loss or may be unprofitable and that others will appear likely to become successful, but may never realize their potential. The valuation of the Partnership's investments in securities for which there are no available market quotes is subject to the estimate of the Managing General Partners in accordance with the valuation guidance described in Note 1 to the financial statements included in the Partnership's Form 10-K for the year ended December 31, 2003.
In the absence of readily obtainable market values, the estimated fair value of the Partnership's investments may differ significantly from the values that would have been used had a ready market existed.

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

During the three months ended March 31, 2004, net cash used by operating activities totaled $210,614. The Partnership paid management fees of $0 to the Managing General Partners and reimbursed related parties for operating expenses of $159,416. In addition, $12,125 was paid to the Individual General Partners as compensation for their services. The Partnership paid other investment expenses of $39,540, and $28,307 was paid in interest on short-term borrowings. Interest income of $467 was received.

Cash and cash equivalents at March 31, 2004, were $193,677. Future proceeds from investment sales and Managing General Partner support are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net decrease in partners' capital resulting from operations was $512,614 for the three months ended March 31, 2004, compared to a net decrease in partners' capital resulting from operations of $234,516 for the same period in 2003.

Other income of $0 and $193,830 was recognized during the quarters ended March 31, 2004 and 2003, respectively.

Net unrealized depreciation on equity investments was $1,163,265 at March 31, 2004, compared to net unrealized depreciation of $3,822,810 at December 31, 2003. During the quarter ended March 31, 2004, the Partnership recorded an decrease in net unrealized depreciation on equity investments of $424,831 compared to an increase in net unrealized depreciation of $30,960 during the same period in 2003. The change in both 2004 and 2003 was due to decreases in the publicly traded prices of the Partnership's marketable equity securities.

During the quarter ended March 31, 2004, there were no realized gains from venture capital limited partnership investments. During the same period in 2003, the Partnership realized gains of $742.

Total investment expenses were $854,703 and $401,299 for the quarters ended March 31, 2004 and 2003, respectively. The increase was primarily due to increased investment monitoring, computer services, and administrative services, partially offset by decreased professional fees resulting from a decrease in legal fees related to the Kanematsu legal proceedings.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

Item 4.   Controls and Procedures

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

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended March 31, 2004.

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

                         TECHNOLOGY FUNDING VENTURE PARTNERS IV,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              TECHNOLOGY FUNDING LTD.
                              Managing General Partners




Date:  May 13, 2004     By:          /s/Charles R. Kokesh
                               --------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Ltd.


Technology Funding Venture Partners IV, L.P.
(a Delaware limited partnership)
Page 1 of 24

Technology Funding Venture Partners IV, L.P.
(a Delaware limited partnership)