Form 10-Q
period 2004-08-12
TECHNOLOGY FUNDING VENTURE PARTNERS IV
filed 2004-08-12
CIK 826595

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 2004

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                             (unaudited)
                                               June 30,        December 31,
                                                2004               2003
                                             -----------       ------------
ASSETS

Investments:
 Equity investments (cost of
  $3,627,543 and $4,624,650 as of
  June 30, 2004, and December 31, 2003,
  respectively)                               $2,951,600         $3,036,554
Cash and cash equivalents                          3,305            109,664
Prepaid expenses                                 120,181            140,203
Due from related party                           806,154            811,609
Other receivables                                     --             68,323
Other assets                                       1,273              2,994
                                               ---------          ---------
   Total assets                               $3,882,513         $4,169,347
                                               =========          =========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses         $    3,430         $   40,754
Due to related parties                         1,146,567            428,370
Short-term borrowings                            616,447            584,212
Other liabilities                                  3,384             24,595
                                               ---------          ---------
   Total liabilities                           1,769,828          1,077,931

Commitments and contingencies (See Note 8)


BALANCE SHEETS (continued)
--------------------------

Partners' capital
  Limited Partners
    (400,000 Units outstanding)                4,443,510          5,412,454
  General Partners                            (2,330,825)        (2,321,038)
                                               ---------          ---------
Total partners' capital                        2,112,685          3,091,416
                                               ---------          ---------
   Total liabilities and partners' capital    $3,882,513         $4,169,347
                                               =========          =========




























The accompanying notes are an integral part of these financial statements.



STATEMENTS OF INVESTMENTS
-------------------------

                                         Principal
                                         Amount or    June 30, 2004          December 31, 2003
Industry                                 Shares at   ----------------        -----------------
(1)                         Investment    June 30,   Cost       Fair         Cost        Fair
Company           Position     Date        2004      Basis      Value        Basis       Value
-------------     --------  ----------  -----------  -----      -----        -----       -----

Equity Investments
------------------

Communication
-------------
0.0% and 4.0% at June 30, 2004, and December 31, 2003, respectively
-------------------------------------------------------------------
iVillage Inc.      Common       1996-
                   shares       2000          --  $       -- $       --  $   47,916 $  105,130
WorldRes.com, Inc. Common       1997-
 (a) (b)           shares       1999           0           0          0     619,687     46,775

                                                   ---------  ---------   ---------  ---------
                                                           0          0     667,603    151,905
                                                   ---------  ---------   ---------  ---------


STATEMENTS OF INVESTMENTS (continued)
-------------------------------------------

Environmental
-------------
74.3% and 41.4% at June 30, 2004, and December 31, 2003, respectively
---------------------------------------------------------------------
SunPower
 Corporation       Common       1990-
 (a) (b)           shares       1994   1,165,217   1,179,051  1,514,780   1,179,051  1,514,780
SunPower           Common share
 Corporation       warrant
 (a) (b)           at $.06;
                   expiring
                   2005         2000     469,455           0          0           0          0
SunPower
 Corporation       Convertible
 (a) (b)           note (2)     2002     $52,000      55,526     55,526      54,702     54,702
Triangle
 Biomedical        Common
 Sciences, Inc.(a) shares       1999         366      10,248          0      10,248          0
Triangle           Common share
 Biomedical        warrant
 Sciences, Inc.(a) at $28.00;
                   expiring
                   2009         1999         366         366          0         366          0
                                                   ---------  ---------   ---------  ---------
                                                   1,245,191  1,570,306   1,244,367  1,569,482
                                                   ---------  ---------   ---------  ---------


STATEMENTS OF INVESTMENTS (continued)
-------------------------------------------

Medical/Biotechnology
---------------------
44.7% and 19.0% at June 30, 2004, and December 31, 2003, respectively
---------------------------------------------------------------------
Corautus Genetics  Common
 Inc. (b)(c)       shares       1999      62,624     320,242    363,218     320,242    140,903
Corautus Genetics  Common share
 Inc. (b)          warrants at
                   $0.30-$0.74;
                   expiring     1998-
                   2005-2006    1999      41,667           0     99,169           0     28,571
Applied
 NeuroSolutions,   Common
 Inc. (a)          shares       1993      15,528     125,000      3,261     125,000      4,659
Physiometrix,      Common
 Inc.              shares       1996     126,791      53,793    209,205      53,793    278,940
Sanarus Medical,   Preferred    1999-
 Inc. (a) (b)      shares       2003     774,463     647,434    268,787     647,434    268,787
Sanarus            Preferred
 Medical,          share
 Inc. (a) (b)      warrants
                   at exercise
                   price TBD;
                   expiring
                   2006         2001          55          54         22          54         22
                                                   ---------  ---------   ---------  ---------
                                                   1,146,523    943,662   1,146,523    721,882
                                                   ---------  ---------   ---------  ---------


STATEMENTS OF INVESTMENTS (continued)
-------------------------------------------

Retail / Consumer Products
--------------------------
14.7% and 7.9% at June 30, 2004, and December 31, 2003, respectively
--------------------------------------------------------------------
Dakota             Preferred
 Holdings, LLC (a) shares       2003   1,943,314     750,000    300,000     750,000    300,000
Lifestyle
 Innovations, Inc. Preferred
 (a) (b)           shares       2004       2,314           0        139          --         --
Microbar, Inc.     Preferred
 (a) (b)           shares       2004       9,489           0      9,160          --         --
Microbar, Inc.     Common
 (a) (b)           shares       2004      38,072           0        212          --         --
                                                    --------  ---------   ---------  ---------
                                                     750,000    309,511     750,000    300,000
                                                    --------  ---------   ---------  ---------

Venture Capital Limited Partnership Investments
-----------------------------------------------
6.1% and 7.7% at June 30, 2004, and December 31, 2003, respectively
-------------------------------------------------------------------
El Dorado          Ltd.
 Ventures III, L.P.Partnership
 (a)               interests  various   $250,000     212,460     11,998     212,460     11,998
Medical Science    Ltd.
 Partners, L.P.    Partnership
 (a)               interests  various   $500,000     187,246     93,623     187,246     93,623
Newtek             Ltd.
 Ventures II, L.P. Partnership
 (a)               interests  various   $859,914           0          0     330,328    165,164

STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Onset Enterprises  Ltd.
 Associates, L.P.  Partnership
 (a)               interests  various   $500,000      45,000     22,500      45,000     22,500
Utah Ventures      Ltd.
 Limited           Partnership
 Partnership (a)   interests  various   $250,000      41,123          0      41,123          0
                                                   ---------  ---------   ---------  ---------
                                                     485,829    128,121     816,157    293,285
                                                   ---------  ---------   ---------  ---------
Total investments - 139.70% and 98.2% at
 June 30, 2004, and December 31, 2003,
 respectively                                     $3,627,543 $2,951,600  $4,624,650 $3,036,554
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

(1) Represents the total fair value of a particular industry segment as a percentage of partners' capital at 06/30/04 and 12/31/03.

(2) The Partnership has no income-producing equity investments except for convertible notes, which include accrued interest. Interest rates on such notes are 3.21 percent.


The accompanying notes are an integral part of these financial statements.


STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                               For the Three Months           For the Six Months
                                                  Ended June 30,                Ended June 30,
                                               --------------------           ------------------
                                               2004           2003            2004          2003
                                              ------         ------          ------        ------
Investment income:
 Notes receivable interest                 $     417     $    3,371      $      833    $    6,714
 Short-term investment interest                   10            297             477           498
                                             -------      ---------       ---------     ---------
  Total investment income                        427          3,668           1,310         7,212

Investment expenses:
 Management fees                              12,789          5,018          23,212        11,307
 Individual General Partners' compensation    18,000         10,000          30,125        20,000
 Investment operations                        28,004         23,296         180,593        92,442
 Administrative and investor services        208,309        135,283         830,417       350,026
 Professional fees                            16,532         32,472          31,422       112,589
 Computer services                            46,617         16,196          85,394        33,071
 Interest expense                              3,928          3 913           7,719         8,042
                                             -------      ---------       ---------     ---------
  Total investment expenses                  334,179        226,178       1,188,882       627,477
                                             -------      ---------       ---------     ---------
Net investment loss                         (333,752)      (222,510)     (1,187,572)     (620,265)
                                             -------      ---------       ---------     ---------



STATEMENTS OF OPERATIONS (unaudited) (continued)
-----------------------------------------------

 Realized gain from recovery of
  investments previously written off              --             --          98,111            --
 Realized gain from sales of equity
  investments                                     --             --         148,599            --
 Realized loss from venture capital
  limited partnership write-off                   --             --        (330,335)           --
 Realized loss from investment
  Write-off                                 (619,687)            --        (619,687)
 Realized gain from venture capital
  limited partnership investments                 --         10,755              --        11,497
                                             -------      ---------       ---------     ---------
Net realized (loss) income                  (619,687)        10,755        (703,312)       11,497
                                             -------      ---------       ---------     ---------
Decrease in unrealized depreciation:
  Equity investments                         487,322      1,774,240         912,153     1,743,280
  Notes receivable                                --             75              --          (298)
                                             -------      ---------       ---------     ---------
Net decrease in unrealized depreciation      487,322      1,774,315         912,153     1,742,982
                                             -------      ---------       ---------     ---------

Other income                                      --             --              --       193,830
                                             -------      ---------       ---------     ---------
Net (decrease) increase in partners'
 capital resulting from operations         $(466,117)    $1,562,560      $ (978,731)   $1,328,044
                                             =======      =========       =========     =========
Net (decrease) increase in partners'
 capital resulting from operations
 per Unit                                  $   (1.15)    $     0.47      $    (2.42)   $     0.00
                                             =======      =========       =========     =========

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                        For the Six Months Ended June 30,
                                        ---------------------------------
                                             2004               2003
                                          ----------         ----------
Net (decrease) increase in partners'
 capital resulting from operations        $(978,731)        $1,328,044

Adjustments to reconcile decrease
 in partners' capital resulting
 from operations to net cash (used)
 provided by operating activities:
  Realized gain from venture capital
   limited partnership investments               --            (11,497)
  Net realized gain on the sale of
   equity investments                      (148,599)                --
  Net realized gain on the recovery
   of investments previously written off    (98,111)                --
  Net realized loss from the write-off
   of venture capital limited
   partnership investments                  330,335                 --
  Net realized loss from the write-off
   of equity investments                    619,687                 --
  Net decrease in unrealized
   depreciation of equity investments      (912,153)        (1,743,280)
  Net changes in operating assets and
   liabilities:
   Unrealized depreciation of
    notes receivable                             --                298
   Accrued interest on notes receivable        (832)            (6,150)
   Prepaid expenses                          20,022             20,022
   Other receivable                          73,778            774,298
   Due to related parties                   718,197           (294,735)
   Accounts payable and accrued
    expenses                                (37,324)           (10,085)
   Other changes, net                       (19,490)             8,718
                                            -------          ---------
Net cash (used) provided by
 operating activities                      (433,221)            65,633
                                            -------          ---------


STATEMENTS OF CASH FLOWS (unaudited)(continued)
----------------------------------------------

Cash flows from investing activities:
 Purchase of equity investments                  --             (9,395)
 Proceeds from venture capital
  limited partnership investments                --             11,497
 Proceeds from the sale of equity
  investments                               196,516                 --
Proceeds from the recovery of investments
 previously written off                      98,111                 --
                                            -------          ---------
Net cash provided by investing
 activities                                 294,627              2,102
                                            -------          ---------

Cash flows from financing activities:
 Short-term borrowings                      32,235                  --
                                           -------           ---------

Net cash provided by financing
 Activities                                 32,235                  --
                                           -------           ---------

Net (decrease) increase in cash
 and cash equivalents                      (106,359)            67,735

Cash and cash equivalents at
 beginning of year                          109,664             22,739
                                            -------          ---------

Cash and cash equivalents
 at June 30                               $   3,305         $   90,474
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

The accompanying financial statements are prepared using accounting principles generally accepted in the United States of America, which may not equate to tax accounting. The cost of investments on a tax basis at June 30, 2004, and December 31, 2003, was $3,561,569 and $4,627,328,
respectively. At June 30, 2004, and December 31, 2003, gross unrealized depreciation on investments based on cost for federal income tax purposes was as follows:

                                         June 30,    December 31,
                                          2004           2003
                                      ------------   ------------
Unrealized appreciation                $  672,130    $   677,195
Unrealized depreciation                (1,282,089)    (2,267,967)
                                        ---------      ---------
Net unrealized depreciation            $ (609,959)   $(1,590,772)
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

4.     Related Party Transactions
       --------------------------

Related party costs are included in investment expenses shown on the Statements of Operations. Related party costs for the six months ended June 30, 2004 and 2003, were as follows:

                                                   2004          2003
                                                 --------      --------
   Management fees                            $   23,212      $ 11,307
   Individual General Partners' compensation      30,125        20,000
   Reimbursable operating expenses             1,112,100       453,933


The Partnership reimburses the Managing General Partners for certain operating expenses incurred in connection with the business of the Partnership. Reimbursable operating expenses paid by the Managing General Partners include expenses (other than organizational and offering expenses and general partner overhead) such as administrative and investor services, investment operations, and computer services. Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual periodically. There were $1,146,567 and $428,370 due to related parties at June 30, 2004, and December 31, 2003, respectively, for such expenses.

Management fees due to the Managing General Partners and included in due to related parties, were $36,413 and $13,202 at June 30, 2004, and December 31, 2003, respectively.

As of June 30, 2004 and December 31, 2003, the Partnership has a due from related party receivable of $806,154 and $811,069, respectively, related to its investment in Dakota Holdings, LLC. The Partnership has advanced funds to the company for operations. It is the Managing General Partners' expectation that this receivable will be converted into additional equity investments in Dakota Holdings.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. Any such profit is allocated amongst the Partnership and affiliated partnerships based upon their proportionate investment in the portfolio company. At June 30, 2004, the Partnership and affiliated partnerships had an indirect interest in non-transferable Sanarus Medical, Inc., Physiometrix, Inc., and Corautus Genetics Inc. options with a fair value of $29,029.

Retention bonuses were offered to and accepted by key employees of the Managing General Partners during 2002. The bonuses, incremented by annual salary increases, will be paid to those individuals who are still full-time employees of the Managing General Partners in April 2007. The expense for the bonus is recognized ratably over the beneficial period, October 2002 to April 2007. As of June 30, 2004, the Partnership has recognized expense of $60,068. Upon the resignation of personnel, no adjustment to the retention bonus amount previously paid by the Partnership to the Managing General Partners shall occur until a replacement person is hired.

5.     Equity Investments
       ------------------

All investments are valued at fair value as determined in good faith by the Managing General Partners.

Marketable Equity Securities
----------------------------

At June 30, 2004, and December 31, 2003, marketable equity securities had aggregate costs of $53,793 and $101,709, and aggregate fair market values of $209,205 and $384,070, respectively. The net unrealized losses at June 30, 2004, and December 31, 2003, included gross gains of $155,412 and $283,562, respectively.

Restricted Securities
---------------------

At June 30, 2004, and December 31, 2003, restricted securities had aggregate costs of $3,573,750 and $4,522,941, respectively, and aggregate fair values of $2,742,395 and $2,652,484, respectively, representing 70.6 percent and 63.6 percent, respectively, of the total assets of the Partnership.


Significant purchases or sales of equity investments during the six months ended June 30, 2004, were as follows:

iVillage Inc.
-------------

The Partnership sold its entire investment in the company for proceeds of $196,516, recording a realized gain of $148,599.

Lifestyle Innovations, Inc.
---------------------------

In April 2004, the Partnership received 2,314 Series A Preferred shares in the company from a stock distribution from Newtek Ventures II, L.P., a venture capital limited partnership.

Microbar, Inc.
--------------

In April 2004, the Partnership received 9,489 Preferred shares and 38,072 common shares in the company from a stock distribution from Newtek Ventures II, L.P., a venture capital limited partnership.

Newtek Ventures II, L.P.
------------------------

Newtek Ventures II, L.P., ceased operations on March 31, 2004, and the Partnership expects a final distribution of shares in Newtek's remaining portfolio companies, which will be recorded as a realized gain. At March 31, 2004, the Partnership wrote off a total of $330,335, representing the remaining cost basis of the investment.

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


WorldRes.com, Inc.
------------------

In June 2004, the Partnership wrote off its entire investment in WorldRes.com Inc., for a realized loss of $619,687. In 2003, WorldRes.com and three large European hotel chains created a joint venture, WorldRes Europe, to market European hotels online. WorldRes.com and WorldRes Europe are in the process of selling the consumer Web site, PlacestoStay.com, and most of the company's operations will now be based in Europe. Proceeds from the transaction are expected to be used to restructure the company and pay its vendors and existing noteholders. The Partnership expects no return on its investment.

Other Equity Investments
------------------------

Other significant changes reflected in the Statements of Investments relate to market value fluctuations for publicly traded portfolio companies or changes in the fair value of private companies as determined in accordance with the policy described in Note 1 to the financial statements included in the Partnership's December 31, 2003, Form 10-K.

6.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at June 30, 2004, and December 31, 2003, consisted of:

                                                 2004           2003
                                                ------         ------
Demand accounts                                 $2,054        $108,397
Money market accounts                            1,251           1,267
                                                 -----         -------
     Total                                      $3,305        $109,664
                                                 =====         =======

7.     Short-term Borrowings
       ---------------------

In January 2002, the Partnership borrowed $1,147,180 from a financial institution and pledged as collateral, the Partnership's shares in Endocare, Inc. and GenStar Therapeutic Corporation (now Corautus Genetics Inc. after a merger with another company in February 2003). On January 2002, the value of Endocare, Inc. dropped below 10% of the face of the note, resulting in the note being in default. As a result, the financial institution that issued the note took ownership of the Endocare, Inc. shares, satisfying $585,000 of the term borrowings. The remaining note with an outstanding balance of $616,447 at June 30, 2004, bears interest at the London Interbank Offered Rate plus 1.5 percent, which is payable quarterly. The outstanding principal and any remaining accrued interest are due December 30, 2004.

8.     Commitments and Contingencies
       -----------------------------

From time to time the Partnership becomes a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity investment fundings, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are not recognized in the financial statements. At June 30, 2004, the Partnership had unfunded equity commitments of $100,000.

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

9.     Financial Highlights
       --------------------

                                    For The Six Months Ended June 30,
                                    ---------------------------------
                                           2004          2003
                                          ------        ------
(all amounts on a per Unit basis)
Net asset value,
 beginning of period                       $2.97        $1.24

(Loss) from investment operations:
  Net investment loss                      (2.94)          --
  Net realized and unrealized
   gain on investments                       .52           --
                                            ----         ----
  Total from investment operations         (2.42)          --
                                            ----         ----
Net asset value, end of period            $ 0.55        $1.24
                                            ====         ====
Total return                              (81.62)%          0%

Ratios to average net assets:
 Net investment loss                     (167.33)%          0%
 Expenses                                 169.21%      126.71%


Pursuant to the Partnership Agreement, net profit shall be allocated first to those Partners with deficit capital account balances until such deficits have been eliminated. The net asset values shown above assume the Partnership is in liquidation. Upon liquidation, the General Partners would contribute capital equal to the amount of the Limited Partners' deficit. As of June 30, 2004 and 2003, the General Partners have a negative capital balance of $2,457,462 and $2,428,954, respectively. Upon liquidation, the General Partners would be required to contribute cash equal to the net asset value less the General Partners' negative capital balance. At June 30, 2004, cash in the amount of $218,140 would be required to be contributed, as the net asset value is less than the General Partners' negative capital balance. At June 30, 2003, the General Partners would be required to contribute cash totaling $5,652,339. Net asset value has been calculated in accordance with this provision of the Partnership Agreement.

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

During the six months ended June 30, 2004, net cash used by operating activities totaled $433,221. The Partnership paid management fees of $0 to the Managing General Partners and reimbursed related parties for operating expenses of $323,315. In addition, $30,125 was paid to the Individual General Partners as compensation for their services. The Partnership paid other investment expenses of $51,329, and $28,930 was paid in interest on short-term borrowings. Interest income of $478 was received.

Cash and cash equivalents at June 30, 2004, were $3,305. Future proceeds from investment sales and Managing General Partner support are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net decrease in partners' capital resulting from operations was $466,117 for the quarter ended June 30, 2004, compared to a net increase in partners' capital resulting from operations of $1,562,560 for the same period in 2003.

Net unrealized depreciation on equity investments was $569,902 and $3,822,810 at June 30, 2004 and December 31, 2003, respectively. During the quarter ended June 30, 2004, the Partnership recorded a decrease in net unrealized depreciation on equity investments of $487,322 compared to a decrease in net unrealized depreciation of $1,774,240 during the same period in 2003. The change in both 2004 and 2003 was due to decreases in the publicly traded prices of the Partnership's marketable equity securities.

During the quarter ended June 30, 2004, there were no realized gains from venture capital limited partnership investments. During the same period in 2003, the Partnership realized gains of $10,755.

Total investment expenses were $334,179 and $226,178 for the quarters ended June 30, 2004 and 2003, respectively. The increase was primarily due to increased investment monitoring, computer services, and administrative services, partially offset by decreased professional fees resulting from a decrease in legal fees related to the Kanematsu legal proceedings.

Current six months compared to corresponding six months in the preceding
------------------------------------------------------------------------
year
----

Net decrease in partners' capital resulting from operations was $978,731 for the six months ended June 30, 2004, compared to a net increase in partners' capital resulting from operations of $1,328,044 for the same period in 2003.

Net unrealized depreciation on equity investments was $675,943 at June 30, 2004, compared to net unrealized depreciation of $3,822,810 at December 31, 2003. During the six months ended June 30, 2004, the Partnership recorded an increase in net unrealized depreciation on equity investments of $912,153 compared to an increase in net unrealized depreciation of $1,743,280 during the same period in 2003. The change in 2004 was due to the increase in the fair values of privately held companies in the environmental and medical/biotechnology industries. The change in 2003 was primarily attributable to the increase in the fair values of privately held companies in the environmental and medical/biotechnology industries.

Other income of $193,830 was recognized during the six months ended June 30, 2003. This was the result of a settlement between Kanematsu
Corporation, a creditor of one of the Partnership's portfolio companies, and the Partnership. There was no such income in 2004.

Total investment expenses were $1,188,882 and $627,477 for the six months ended June 30, 2004 and 2003, respectively. The increase was primarily due to increased investment monitoring, computer services, and administrative services, partially offset by decreased professional fees resulting from legal fees for the Kanematsu legal proceeding.

Net unrealized depreciation on notes receivable was $0 and $10,735 at June 30, 2004, and June 30, 2003, respectively. During the six months ended June 30, 2004, there was no net increase in unrealized depreciation of notes receivable. During the six months ended June 30, 2003, the net increase in unrealized depreciation of notes receivable was $298.

During the six months ended June 30, 2003, there were realized gains from venture capital limited partnership investments of $11,497. During the same period in 2004, the Partnership realized no gains or losses.

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

II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) A report on Form 8-K was filed by the Partnership during the quarter ended June 30, 2004. Pursuant to the Securities and Exchange Commission's Release No. 34-43069, "Commission Guidance on Mini-Tender Offers and Limited Partnership Tender Offers," effective July 31, 2000, the Partnership is obligated to respond to such offers with a recommendation to the Limited Partners. On May 17, 2004, the Partnership filed the letter sent to Limited Partners regarding a mini-tender offer for Limited Partnership units under Item 5, Other Events.

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

                         TECHNOLOGY FUNDING VENTURE PARTNERS IV,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              TECHNOLOGY FUNDING LTD.
                              Managing General Partners




Date:  August 12, 2004    By:     /s/Charles R. Kokesh
                               --------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Ltd.


Technology Funding Venture Partners IV, L.P.
(a Delaware limited partnership)
Page 1 of 25

Technology Funding Venture Partners IV, L.P.
(a Delaware limited partnership)