Form 10-Q/A
period 2004-03-31
TECHNOLOGY FUNDING VENTURE PARTNERS IV
filed 2004-08-27
CIK 826595

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q/A

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

Introduction
------------

This First Amended Form 10Q is being filed because the individual capital balances for both Limited Partners and General Partners were inaccurately reported in the Partnership's prior quarterly filing for the period ended March 31, 2004. The correction is reflected in the accompanying financial statements.

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

Commitments and contingencies (See Note 8)


BALANCE SHEETS (continued)
--------------------------

Partners' capital
  Limited Partners
    (400,000 Units outstanding)                5,002,364          5,412,454
  General Partners                            (2,423,562)        (2,321,038)
                                               ---------          ---------
Total partners' capital                        2,578,802          3,091,416
                                               ---------          ---------
   Total liabilities and partners' capital    $5,115,420         $4,169,347
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

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                   For the Three Months Ended March 31,
                                   ------------------------------------
                                            2004          2003
                                          --------       --------
Investment income:
 Notes receivable interest              $     416      $   3,343
 Short-term investment interest               467            201
                                          -------        -------
  Total investment income                     883          3,544

Investment expenses:
 Management fees                           10,423          6,289
 Individual General Partners'
  compensation                             12,125         10,000
 Investment operations                    152,589         69,146
 Administrative and investor services     622,108        214,743
 Professional fees                         14,890         80,117
 Computer services                         38,777         16,875
 Interest expense                           3,791          4,129
                                          -------        -------
  Total investment expenses               854,703        401,299
                                          -------        -------
Net investment loss                      (853,820)      (397,755)
                                          -------        -------
Realized gain from recovery of
 investments previously written off        98,111             --
Realized gain from sales of equity
 investments                              148,599             --
Realized loss from venture capital
 limited partnership write-off           (330,335)            --
Realized gain from venture capital
 limited partnership investments               --            742
                                          -------        -------
Net realized (loss) income                (83,625)           742
                                          -------        -------
Decrease (increase) in
 unrealized depreciation:
  Equity investments                      424,831        (30,960)
  Notes receivable                             --           (373)
                                          -------        -------


STATEMENTS OF OPERATIONS (unaudited)(continued)
----------------------------------------------

Net decrease (increase) in
 unrealized depreciation                  424,831        (31,333)
                                          -------        -------

Total other income                             --        193,830
                                          -------        -------

Net decrease in partners' capital
 resulting from operations              $(512,614)     $(234,516)
                                          =======        =======

Net decrease in partners' capital
 resulting from operations
 per Unit                               $   (1.03)     $   (0.47)
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

9.     Financial Highlights
       --------------------

                                For The Three Months Ended March 31,
                                -----------------------------------
                                           2004          2003
                                          ------        ------
(all amounts on a per Unit basis)
Net asset value,
 beginning of period                       $1.41        $6.57

(Loss) from investment operations:
  Net investment loss                      (1.70)       (0.41)
  Net realized and unrealized
   gain (loss) on investments                .68        (0.06)
                                            ----         ----
  Total from investment operations         (1.02)       (0.47)
                                            ----         ----
Net asset value, end of period             $0.39        $6.10
                                            ====         ====
Total return                              (72.54)%      (7.13)%

Ratios to average net assets:
 Net investment loss                     (189.59)%      (6.43)%
 Expenses                                 237.23%       15.82%


Pursuant to the Partnership Agreement, net profit shall be allocated first to those Partners with deficit capital account balances until such deficits have been eliminated. The net asset values shown above assume the Partnership is in liquidation. Upon liquidation, the General Partners would contribute capital equal to the amount of the Limited Partners' deficit. As of March 31, 2004 and 2003, the General Partners have a negative capital balance of $2,423,562 and $2,321,038, respectively. Upon liquidation, the General Partners would be required to contribute cash equal to the net asset value less the General Partners' negative capital balance. At March 31, 2004, no additional cash would be required to be contributed, as the net asset value is greater than the General Partners' negative capital balance. At March 31, 2003, the General Partners would be required to contribute cash totaling $2,442,286. Net asset value has been calculated in accordance with this provision of the Partnership Agreement.

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

II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) A report on Form 8-K was filed by the Partnership in conjunction with this amended filing of the March 31, 2004 financial statements on Form 10-Q/A.

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

                         TECHNOLOGY FUNDING VENTURE PARTNERS IV,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              TECHNOLOGY FUNDING LTD.
                              Managing General Partners




Date:  August 27, 2004     By:          /s/Charles R. Kokesh
                               --------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Ltd.






Technology Funding Venture Partners IV, L.P.
(a Delaware limited partnership)
Page 1 of 24

Technology Funding Venture Partners IV, L.P.
(a Delaware limited partnership)