Form 10-Q/A
period 2004-06-30
TECHNOLOGY FUNDING VENTURE PARTNERS IV
filed 2004-08-27
CIK 826595

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

Introduction
------------

This First Amended Form 10Q is being filed because the individual capital balances for both Limited Partners and General Partners were inaccurately reported in the Partnership's prior quarterly filing for the period ended June 30, 2004. The correction is reflected in the accompanying financial statements.

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

Commitments and contingencies (See Note 8)


BALANCE SHEETS (continued)
--------------------------

Partners' capital
  Limited Partners
    (400,000 Units outstanding)                4,629,469          5,412,454
  General Partners                            (2,516,784)        (2,321,038)
                                               ---------          ---------
Total partners' capital                        2,112,685          3,091,416
                                               ---------          ---------
   Total liabilities and partners' capital    $3,882,513         $4,169,347
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


STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                               For the Three Months           For the Six Months
                                                  Ended June 30,                Ended June 30,
                                               --------------------           ------------------
                                               2004           2003            2004          2003
                                              ------         ------          ------        ------
Investment income:
 Notes receivable interest                 $     417     $    3,371      $      833    $    6,714
 Short-term investment interest                   10            297             477           498
                                             -------      ---------       ---------     ---------
  Total investment income                        427          3,668           1,310         7,212

Investment expenses:
 Management fees                              12,789          5,018          23,212        11,307
 Individual General Partners' compensation    18,000         10,000          30,125        20,000
 Investment operations                        28,004         23,296         180,593        92,442
 Administrative and investor services        208,309        135,283         830,417       350,026
 Professional fees                            16,532         32,472          31,422       112,589
 Computer services                            46,617         16,196          85,394        33,071
 Interest expense                              3,928          3 913           7,719         8,042
                                             -------      ---------       ---------     ---------
  Total investment expenses                  334,179        226,178       1,188,882       627,477
                                             -------      ---------       ---------     ---------
Net investment loss                         (333,752)      (222,510)     (1,187,572)     (620,265)
                                             -------      ---------       ---------     ---------



STATEMENTS OF OPERATIONS (unaudited) (continued)
-----------------------------------------------

 Realized gain from recovery of
  investments previously written off              --             --          98,111            --
 Realized gain from sales of equity
  investments                                     --             --         148,599            --
 Realized loss from venture capital
  limited partnership write-off                   --             --        (330,335)           --
 Realized loss from investment
  Write-off                                 (619,687)            --        (619,687)
 Realized gain from venture capital
  limited partnership investments                 --         10,755              --        11,497
                                             -------      ---------       ---------     ---------
Net realized (loss) income                  (619,687)        10,755        (703,312)       11,497
                                             -------      ---------       ---------     ---------
Decrease in unrealized depreciation:
  Equity investments                         487,322      1,774,240         912,153     1,743,280
  Notes receivable                                --             75              --          (298)
                                             -------      ---------       ---------     ---------
Net decrease in unrealized depreciation      487,322      1,774,315         912,153     1,742,982
                                             -------      ---------       ---------     ---------

Other income                                      --             --              --       193,830
                                             -------      ---------       ---------     ---------
Net (decrease) increase in partners'
 capital resulting from operations         $(466,117)    $1,562,560      $ (978,731)   $1,328,044
                                             =======      =========       =========     =========
Net (decrease) increase in partners'
 capital resulting from operations
 per Unit                                  $  (0.93)    $     0.47      $    (1.96)   $     0.00
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

9.     Financial Highlights
       --------------------

                                    For The Six Months Ended June 30,
                                    ---------------------------------
                                           2004          2003
                                          ------        ------
(all amounts on a per Unit basis)
Net asset value,
 beginning of period                       $2.97        $1.24

(Loss) from investment operations:
  Net investment loss                      (2.38)          --
  Net realized and unrealized
   gain on investments                       .42           --
                                            ----         ----
  Total from investment operations         (1.96)          --
                                            ----         ----
Net asset value, end of period            $ 1.01        $1.24
                                            ====         ====
Total return                              (65.96)%          0%

Ratios to average net assets:
 Net investment loss                     (119.42)%          0%
 Expenses                                 149.43%      126.71%


Pursuant to the Partnership Agreement, net profit shall be allocated first to those Partners with deficit capital account balances until such deficits have been eliminated. The net asset values shown above assume the Partnership is in liquidation. Upon liquidation, the General Partners would contribute capital equal to the amount of the Limited Partners' deficit. As of June 30, 2004 and 2003, the General Partners have a negative capital balance of $2,516,784 and $2,428,954, respectively. Upon liquidation, the General Partners would be required to contribute cash equal to the net asset value less the General Partners' negative capital balance. At June 30, 2004 and 2003, the cash the General Partners would be required to contribute equaled $404,099 and $0, respectively. Net asset value has been calculated in accordance with this provision of the Partnership Agreement.

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

(b) A report on Form 8-K was filed by the Partnership in conjunction with this amended filing of the June 30, 2004 financial statements on Form 10-Q/A.

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






Technology Funding Venture Partners IV, L.P.
(a Delaware limited partnership)
Page 9 of 25

Technology Funding Venture Partners IV, L.P.
(a Delaware limited partnership)