Form 10-Q
period 2004-09-30
TECHNOLOGY FUNDING VENTURE PARTNERS IV
filed 2004-11-22
CIK 826595

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2004

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

STATEMENTS OF NET ASSETS IN LIQUIDATION
---------------------------------------

                                             (unaudited)
                                            September 30,      December 31,
                                                2004               2003
                                            -------------      ------------
ASSETS

Investments:
 Equity investments (cost of
  $3,669,085 and $4,624,650 at
  September 30, 2004, and
  December 31, 2003, respectively)            $4,469,053         $3,036,554
Cash and cash equivalents                        124,360            109,664
Prepaid expenses                                      --            140,203
Due from related party                                --            811,609
Other receivables                                     --             68,323
Other assets                                          --              2,994
                                               ---------          ---------
   Total assets                               $4,593,413         $4,169,347
                                               =========          =========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses         $   13,914         $   40,754
Due to related parties                           827,973            428,370
Accrued liquidation costs                        820,040                 --
Short-term borrowings                            621,063            584,212
Other liabilities                                104,053             24,595
                                               ---------          ---------
   Total liabilities                           2,387,043          1,077,931

Commitments and contingencies (See Note 9)


BALANCE SHEETS (continued)
--------------------------

Partners' capital
  Limited Partners
    (400,000 Units outstanding)                4,704,417          5,412,454
  General Partners                            (2,498,047)        (2,321,038)
                                               ---------          ---------
Total partners' capital                        2,206,370          3,091,416
                                               ---------          ---------
   Total liabilities and partners' capital    $4,593,413         $4,169,347
                                               =========          =========




























The accompanying notes are an integral part of these financial statements.



STATEMENTS OF INVESTMENTS IN LIQUIDATION
----------------------------------------

                                         Principal
                                         Amount or     September 30, 2004    December 31, 2003
Industry                                 Shares at     ------------------    -----------------
(1)                         Investment  September 30,   Cost       Fair      Cost        Fair
Company           Position     Date        2004         Basis      Value     Basis       Value
-------------     --------  ----------  -----------     -----      -----     -----       -----

Equity Investments
------------------

Communication
-------------
0.0% and 4.0% at September 30, 2004, and December 31, 2003, respectively
------------------------------------------------------------------------
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


STATEMENTS OF INVESTMENTS IN LIQUIDATION (continued)
--------------------------------------------------------------

Environmental
-------------
128.9% and 41.4% at September 30, 2004, and December 31, 2003, respectively
--------------------------------------------------------------------------
Cypress
 Semiconductor     Common       1994
 (a) (b)           shares                321,749   1,263,175  2,844,260   1,179,051  1,514,780
SunPower           Common share
 Corporation       warrant
 (a) (b)           at $.06;
                   expiring
                   2005         2000           0          --         --           0          0
SunPower
 Corporation       Convertible
 (a) (b)           note (2)     2002     $     0          --         --      54,702     54,702
Triangle
 Biomedical        Common
 Sciences, Inc.(a) shares       1999         366      10,248          0      10,248          0
Triangle           Common share
 Biomedical        warrant
 Sciences, Inc.(a) at $28.00;
                   expiring
                   2009         1999         366         366          0         366          0
                                                   ---------  ---------   ---------  ---------
                                                   1,273,789  2,844,260   1,244,367  1,569,482
                                                   ---------  ---------   ---------  ---------


STATEMENTS OF INVESTMENTS IN LIQUIDATION (continued)
--------------------------------------------------------------

Medical/Biotechnology
---------------------
50.6% and 19.0% at September 30, 2004, and December 31, 2003, respectively
--------------------------------------------------------------------------
Corautus Genetics  Common       1999-
 Inc. (b)(c)       shares       2004      62,624     320,242    621,063     320,242    140,903
Corautus Genetics  Common share
 Inc. (b)          warrants at
                   $2.10-$5.18;
                   expiring     1998-
                   2005-2006    1999      41,667           0     82,501           0     28,571
Applied
 NeuroSolutions,   Common
 Inc. (a)          shares       1993           0          --         --     125,000      4,659
Physiometrix,      Common
 Inc.              shares       1996      72,000      30,547    143,352      53,793    278,940
Sanarus Medical,   Preferred    1999-
 Inc. (a) (b)      shares       2004     776,288     647,616    268,860     647,434    268,787
Sanarus            Preferred
 Medical,          share
 Inc. (a) (b)      warrants
                   at exercise
                   price TBD;
                   expiring
                   2006         2001          55          54         22          54         22
                                                   ---------  ---------   ---------  ---------
                                                     998,459  1,115,798   1,146,523    721,882
                                                   ---------  ---------   ---------  ---------


STATEMENTS OF INVESTMENTS IN LIQUIDATION (continued)
--------------------------------------------------------------

Retail / Consumer Products
--------------------------
17.3% and 7.9% at September 30, 2004, and December 31, 2003, respectively
-------------------------------------------------------------------------
Dakota             Preferred
 Arms, Inc. (a)    shares       2004      41,430      72,503     29,001          --         --
Dakota             LLC
 Holdings, LLC (a) Units        2004     879,638     879,638    351,855     750,000    300,000
Lifestyle
 Innovations, Inc. Preferred
 (a) (b)           shares       2004       2,314           0         23          --         --
Microbar, Inc.     Preferred
 (a) (b)           shares       2004           0           0          0          --         --
Microbar, Inc.     Common
 (a) (b)           shares       2004           0           0          0          --         --
                                                    --------  ---------   ---------  ---------
                                                     952,141    380,879     750,000    300,000
                                                    --------  ---------   ---------  ---------
Venture Capital Limited Partnership Investments
-----------------------------------------------
5.8% and 7.7% at September 30, 2004, and December 31, 2003, respectively
------------------------------------------------------------------------
El Dorado          Ltd.
 Ventures III,     Partnership
 L.P.(a)           interests  various   $250,000     212,460     11,998     212,460     11,998
Medical Science    Ltd.
 Partners, L.P.    Partnership
 (a)               interests  various   $500,000     187,236     93,618     187,246     93,623
Newtek             Ltd.
 Ventures II, L.P. Partnership
 (a)               interests  various   $859,914           0          0     330,328    165,164
STATEMENTS OF INVESTMENTS IN LIQUIDATION (continued)
----------------------------------------------------
Onset Enterprises  Ltd.
 Associates, L.P.  Partnership
 (a)               interests  various   $500,000      45,000     22,500      45,000     22,500
Utah Ventures      Ltd.
 Limited           Partnership
 Partnership (a)   interests  various   $250,000           0          0      41,123          0
                                                   ---------  ---------   ---------  ---------
                                                     444,696    128,116     816,157    293,285
                                                   ---------  ---------   ---------  ---------
Total investments - 202.6% and 98.2% at
 September 30, 2004, and December 31, 2003,
 respectively                                     $3,669,085 $4,469,053  $4,624,650 $3,036,554
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

(1) Represents the total fair value of a particular industry segment as a percentage of partners' capital at 09/30/04 and 12/31/03.
(2) The Partnership has no income-producing equity investments except for convertible notes, which include accrued interest.  Interest rates on such notes are 3.21 percent.

The accompanying notes are an integral part of these financial statements.


STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION (unaudited)
--------------------------------------------------------------

                                               For the Three Months           For the Nine Months
                                                Ended September 30,            Ended September 30,
                                               --------------------           -------------------
                                                2004          2003             2004         2003
                                               ------        ------           ------       ------
Investment income:
 Notes receivable interest                 $     420     $    3,370      $    1,253    $   10,083
 Short-term investment interest                   12             58             489           557
                                           ---------      ---------       ---------     ---------
  Total investment income                        432          3,428           1,742        10,640

Investment expenses:
 Management fees                               9,705          8,867          32,917        20,175
 Individual General Partners' compensation    10,500         10,000          40,625        30,000
 Investment operations                        80,672         23,573         261,265       116,015
 Liquidation Expenses                        820,040             --         820,040            --
 Administrative and investor services        331,950        360,670       1,162,367       710,696
 Professional fees                            28,260         34,422          59,682       147,010
 Computer services                            28,410         37,829         113,804        70,900
 Interest expense                              4,616          3,818          12,335        11,860
                                           ---------      ---------       ---------     ---------
  Total investment expenses                1,314,153        479,179       2,503,035     1,106,656
                                           ---------      ---------       ---------     ---------
Net investment loss                       (1,313,721)      (475,751)     (2,501,293)   (1,096,016)
                                           ---------      ---------       ---------     ---------



STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION (unaudited) (continued)
--------------------------------------------------------------------------

 Realized gain from recovery of
  investments previously written off              --             --          98,111            --
 Realized (loss) gain from sales of
  equity investments                         (27,381)     1,576,193         121,218     1,576,193
 Realized loss from venture capital
  limited partnership write-off              (41,124)            --        (371,459)           --
 Realized loss from investment
  write-off                                       --             --        (619,687)           --
 Realized gain from venture capital
  limited partnership investments                 --          1,986              --        13,483
                                           ---------      ---------       ---------     ---------
Net realized (loss) income                   (68,505)     1,578,179        (771,817)    1,589,676
                                           ---------      ---------       ---------     ---------
Increase (decrease)in unrealized
 depreciation:
  Equity investments                       1,475,911        426,466       2,388,064     2,169,746
  Notes receivable                                --           (382)             --          (680)
                                           ---------      ---------       ---------     ---------
Net increase in unrealized depreciation    1,475,911        426,084       2,388,064     2,169,066
                                           ---------      ---------       ---------     ---------

Other income                                      --             --              --       193,630
                                           ---------      ---------       ---------     ---------
Net increase (decrease) in partners'
 capital resulting from operations         $  93,685     $1,528,512      $ (885,046)   $2,856,356
                                           =========      =========       =========     =========
Net increase (decrease) in partners'
 capital resulting from operations
 per Unit                                  $    0.19    $     3.06      $    (1.77)   $     0.00
                                             =======      =========       =========     =========

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                               For the Nine Months
                                               Ended September 30,
                                          -----------------------------
                                             2004               2003
                                          ----------         ----------
Net (decrease) increase in partners'
 capital resulting from operations        $(885,046)         $2,856,557

Adjustments to reconcile decrease
 in partners' capital resulting
 from operations to net cash (used)
 provided by operating activities:
  Realized loss from venture
  capital limited partnership
  investments                                    --            (13,484)
  Net realized (gain) loss on the sale
   of equity investments                   (121,218)         1,130,389
  Net realized gain on the recovery
   of investments previously written off    (98,111)                --
  Net realized loss from the write-off
   of venture capital limited
   partnership investments                  371,459                 --
  Net realized loss from the write-off
   of equity investments                    619,687            310,268
  Net increase in unrealized
   depreciation of equity investments    (2,388,064)        (2,169,746)
  Net changes in operating assets and
   liabilities:
    Unrealized depreciation of
     notes receivable                            --                680
    Accrued interest on notes receivable     (1,253)               640
    Prepaid expenses                        140,203             30,033
    Other receivable                         68,323            (13,569)
    Due to related parties                1,211,212           (706,341)
    Accounts payable and accrued
     expenses                               793,200            (14,361)
    Other changes, net                       82,452             13,061
                                            -------          ---------
Net cash (used) provided by
 operating activities                      (207,156)         1,424,127
                                            -------          ---------


STATEMENTS OF CASH FLOWS (unaudited)(continued)
----------------------------------------------

Cash flows from investing activities:
 Purchase of equity investments            (230,490)          (759,395)
 Repayments of notes receivable                  --             79,500
 Proceeds from venture capital
  limited partnership investments                --                 --
 Proceeds from the sale of equity
  investments                               317,380                 --
Proceeds from the recovery of investments
 previously written off                      98,111             13,484
                                            -------          ---------
Net cash provided by investing
 activities                                 185,001           (666,411)
                                            -------          ---------

Cash flows from financing activities:
 Short-term borrowings                       36,851                 --
                                            -------           ---------

Net cash provided by financing
 activities                                  36,851                 --
                                            -------           ---------

Net increase in cash and
 cash equivalents                            14,696            757,716

Cash and cash equivalents at
 beginning of year                          109,664             22,739
                                            -------          ---------

Cash and cash equivalents
 at September 30                          $ 124,360         $  780,455
                                            =======          =========








The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     Interim Financial Statements
       ----------------------------

The accompanying unaudited financial statements included herein have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes, which would be presented, were such financial statements prepared in accordance with generally accepted accounting principles in the United States of America. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of the Managing General Partners, the accompanying interim financial statements reflect all adjustments necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. Allocation of income and loss to Limited and General Partners is based on income and loss for the periods presented. Adjustments, if any, are reflected in the current quarter balances. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

2.    Termination and Liquidation of the Partnership
      ----------------------------------------------

On September 28, 2004 the Independent General Partners voted to terminate the Partnership and liquidate all of the assets of the Partnership. In September of 2004, the Managing General Partners adopted a plan of liquidation. In anticipation of the liquidation and dissolution, the Independent General Partners, in September 2004, approved the retention of an independent third party to value the Partnership's private holdings. The Independent General Partners, acting as Trustee for the Partnership, directed the Managing General Partners to sell the Partnership's publicly traded holdings at the earliest possible time in light of existing market conditions. As of October 31, 2004 all of the publicly traded holdings have been liquidated. As of September 30, 2004 all of the Partnership's holdings are valued at their estimated liquidation value. The Partnership has also accrued approximately $820,000 of estimated liquidation and hold-back costs including administrative and investor services, computer services, record retention costs, professional fees and estimated legal costs, as provided for in the Partnership Agreement. These costs are recorded as accrued liquidation costs in the accompanying financial statements and will be used to pay for all remaining costs of the Partnership through final liquidation. Upon dissolution of the Partnership, a final distribution will be made to the Partners.

3.     Uncertain Future of the Partnership
       -----------------------------------

As of September 30, 2004, the Partnership is in liquidation and will not continue as a going concern. The accompanying interim financial statements are shown on the liquidation basis, and as a result all amounts have been adjusted to their estimated liquidation value. The Partnership has been advised by its certified independent public accountants that should the liquidation remain unresolved at year-end, their report on those financial statements will be modified for that uncertainty.

4.     Provision for Income Taxes
       --------------------------

No provision for income taxes has been made by the Partnership, as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

The accompanying financial statements are prepared using accounting principles generally accepted in the United States of America, which may not equate to tax accounting. The cost of investments on a tax basis at September 30, 2004, and December 31, 2003, was $3,644,234 and $4,627,328,
respectively. At September 30, 2004, and December 31, 2003, gross unrealized depreciation on investments based on cost for federal income tax purposes was as follows:

                                     September 30,   December 31,
                                          2004           2003
                                     -------------   ------------
Unrealized appreciation               $ 2,076,013    $   677,195
Unrealized depreciation                (1,281,745)    (2,267,967)
                                        ---------      ---------
Net unrealized depreciation           $   794,268    $(1,590,772)
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

5.     Related Party Transactions
       --------------------------

Related party costs are included in investment expenses shown on the Statements of Operations. Related party costs for the nine months ended September 30, 2004 and 2003, were as follows:

                                                  2004          2003
                                                --------      --------
   Management fees                            $   32,917      $ 20,175
   Individual General Partners' compensation      40,625        30,000
   Reimbursable operating expenses             1,419,608       889,245


The Partnership reimburses the Managing General Partners for certain operating expenses incurred in connection with the business of the Partnership. Reimbursable operating expenses paid by the Managing General Partners include expenses (other than organizational and offering expenses and general partner overhead) such as administrative and investor services, investment operations, and computer services. Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual periodically. There were $827,973 and $428,370 due to related parties at September 30, 2004, and December 31, 2003, respectively, for such expenses.

Management fees due to the Managing General Partners and included in due to related parties, were $46,119 and $13,202 at September 30, 2004, and December 31, 2003, respectively.

As of September 30, 2004 and December 31, 2003, the Partnership has a due from related party receivable of $0 and $811,069, respectively, related to its investment in Dakota Holdings, LLC.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. Any such profit is allocated amongst the Partnership and affiliated partnerships based upon their proportionate investment in the portfolio company. At September 30, 2004, the Partnership and affiliated partnerships had an indirect interest in non-transferable Sanarus Medical, Inc., and Physiometrix, Inc., options with a fair value of $2,279.

Retention bonuses were offered to and accepted by key employees of the Managing General Partners during 2002. The bonuses, incremented by annual salary increases, will be paid to those individuals who are still full-time employees of the Managing General Partners in April 2007. Due to liquidation, as of September 30, 2004, the Partnership has fully amortized the expense for the bonus and recognized an expense of $180,209.

6.     Equity Investments
       ------------------

All investments are valued at fair value as determined in good faith by the Managing General Partners.


Marketable Equity Securities
----------------------------

At September 30, 2004, and December 31, 2003, marketable equity securities had aggregate costs of $1,613,962 and $101,709, and aggregate fair market values of $3,691,177 and $384,070, respectively. The net unrealized losses at September 30, 2004, and December 31, 2003, included gross gains of $2,077,215 and $283,562, respectively.

Restricted Securities
---------------------

At September 30, 2004, and December 31, 2003, restricted securities had aggregate costs of $2,055,123 and $4,522,941, respectively, and aggregate fair values of $777,876 and $2,652,484, respectively, representing 16.5 percent and 63.6 percent, respectively, of the total assets of the Partnership.

Significant purchases or sales of equity investments during the nine months ended September 30, 2004, were as follows:

Applied Neurosolutions Inc.
---------------------------

In September 2004, the Partnership sold its entire investment in the company for proceeds of $2,309 and recorded a realized loss of $122,691.




Corautus Genetics Inc.
----------------------

In September 2004, the Partnership wrote-up the value of the Corautus common shares to its estimated liquidation value, recognizing an unrealized gain of $257,845. See Note 8. In October 2004, the Partnership exercised a non-cash common stock warrant and received 14,550 common shares.

Cypress Semiconductor, Inc. (formally Sunpower Corp.)
-----------------------------------------------------

In August 2004, the shareholders of Sunpower Corp. approved the sale of the company to Cypress Semiconductor, Inc. (Cypress) As a result of the transaction all shareholders of Sunpower Corp. are to receive shares of Cypress at the close of the transaction, based on a specific formula using the 20 day average price per share for Cypress on the day of the close. On November 1, 2004, the transaction was completed and the Partnership received 293,046 shares of Cypress. As of September 30, 2004, the Partnership has valued its holdings in Sunpower Corp. at its estimated liquidation value, which is the value of the Cypress shares on the day of conversion.

Dakota Arms
-----------

In September 2004, the Partnership purchased 41,430 Series B Preferred shares at a cost of $72,503.

Dakota Holdings, LLC
--------------------

In September 2004, the Partnership purchased 129,638 LLC Units at a cost of $129,638.

iVillage Inc.
-------------

The Partnership sold its entire investment in the company for proceeds of $196,516, recording a realized gain of $148,599.

Laser Diagnostic Technologies
-----------------------------

In September 2004, the Partnership wrote off its entire investment in the company. This was a venture capital limited partnership distribution. No gain or loss was recorded.

Lifestyle Innovations, Inc.
---------------------------

In April 2004, the Partnership received 2,314 Series A Preferred shares in the company from a stock distribution from Newtek Ventures II, L.P., a venture capital limited partnership.

Microbar, Inc.
--------------

In April 2004, the Partnership received 9,489 Preferred shares and 38,072 common shares in the company from a stock distribution from Newtek Ventures II, L.P., a venture capital limited partnership. In September 2004, the Partnership received notice that the company was ceasing operations therefore, the Partnership wrote off its entire investment in the company.

Newtek Ventures II, L.P.
------------------------

Newtek Ventures II, L.P., ceased operations on March 31, 2004, and the Partnership expects a final distribution of shares in Newtek's remaining portfolio companies, which will be recorded as a realized gain. At March 31, 2004, the Partnership wrote off a total of $330,335, representing the remaining cost basis of the investment.

Physiometrix, Inc.
------------------

In September 2004, the Partnership sold a portion of its share in the company for proceeds of $116,041 and recorded a realized gain of $92,795. The Partnership sold its remaining shares in the company in October 2004 for $143,352.

Sanarus Medical, Inc.
---------------------

In September 2004, the Partnership exercised a warrant and received 1,825 Series A Preferred shares at a cost of $183.

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

Utah Ventures
-------------

Utah Ventures ceased operations in December 2002, and the partnership received its final distribution in January 2003. At September 2004, the Partnership wrote off a total of $41,123, representing the remaining cost basis of the investment.

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

7.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at September 30, 2004, and December 31, 2003, consisted of:


..
                                                 2004           2003
                                                ------         ------
Demand accounts                               $ 25,008        $108,397
Money market accounts                           99,352           1,267
                                               -------         -------
     Total                                    $124,360        $109,664
                                               =======         =======

8.     Short-term Borrowings
       ---------------------

In January 2002, the Partnership borrowed $1,147,180 from a financial institution and pledged as collateral, the Partnership's shares in Endocare, Inc. and GenStar Therapeutic Corporation (now Corautus Genetics Inc. after a merger with another company in February 2003). On January 2002, the value of Endocare, Inc. dropped below 10% of the face of the note, resulting in the note being in default. As a result, the financial institution that issued the note took ownership of the Endocare, Inc. shares, satisfying $585,000 of the term borrowings. The remaining note with an outstanding balance of $621,063 at September 30, 2004, bears interest at the London Interbank Offered Rate plus 1.5 percent, which is payable quarterly. The outstanding principal and any remaining accrued interest are due December 30, 2004. The note is a non-recourse note and is fully collateralized by the Partnership's common share holdings in Corautus. On December 30, 2004, the Partnership intends to turn over the Corautus shares to the financial institution to satisfy the remaining balance on the note. As a result, as of September 30, 2004, the Partnership has valued its holdings in the Corautus common shares at the remaining note balance of $621,063, which is the estimated liquidation value.

9.     Commitments and Contingencies
       -----------------------------

From time to time the Partnership becomes a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity investment fundings, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are not recognized in the financial statements. At September 30, 2004, the Partnership had no unfunded equity commitments.

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


10.    Financial Highlights
       --------------------

                                    For The Nine Months Ended September 30,
                                    ---------------------------------------
                                           2004          2003
                                          ------        ------
(all amounts on a per Unit basis)
Net asset value,
 beginning of period                      $13.53       $13.38

(Loss) from investment operations:
  Net investment loss                      (5.00)          --
  Net realized and unrealized
   gain on investments                      3.23           --
                                            ----         ----
  Total from investment operations         (1.77)          --
                                            ----         ----
Net asset value, end of period            $11.76       $13.38
                                            ====        =====
Total return                              (13.08)%           0%

Ratios to average net assets:
 Net investment loss                      (39.56)%           0%
 Expenses                                  49.48%       221.32%


Pursuant to the Partnership Agreement, net profit shall be allocated first to those Partners with deficit capital account balances until such deficits have been eliminated. Upon liquidation, the General Partners would contribute capital equal to the amount of the General Partners' deficit. As of September 30, 2004 and December 31, 2003, the General Partners have a negative capital balance, after adjustment, of $2,498,047 and $2,321,038, respectively. Net asset value has been calculated in accordance with the provisions of the Partnership Agreement, assuming liquidation.


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


Liquidity and Capital Resources
-------------------------------

The Partnership operates as a business development company under the Investment Company Act of 1940 and makes venture capital investments in new and developing companies. The Partnership's financial condition is dependent upon the success of the portfolio companies. There is no ready market for many of the Partnership's investments. It is possible that some of its venture capital investments may be a complete loss or may be unprofitable and that others will appear likely to become successful, but may never realize their potential. The valuation of the Partnership's investments in securities for which there are no available market quotes is subject to the estimate of the Managing General Partners in accordance with the valuation guidance described in Note 1 to the financial statements included in the Partnership's Form 10-K for the year ended December 31, 2003.
In the absence of readily obtainable market values, the estimated liquidation value of the Partnership's investments may differ significantly from the values that would have been used had a ready market existed.

During the nine months ended September 30, 2004, net cash used by operating activities totaled $207,156. The Partnership paid management fees of $0 to the Managing General Partners and reimbursed related parties for operating expenses of $142,957. In addition, $40,625 was paid to the Individual General Partners as compensation for their services. The Partnership paid other investment expenses of $91,186, and $67,123 was paid in interest on short-term borrowings. Interest income of $489 was received.

Cash and cash equivalents at September 30, 2004, were $124,360. Future proceeds from investment sales and Managing General Partner support are expected to be adequate to fund Partnership operations through the next twelve months.


Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net increase in partners' capital resulting from operations was $93,685 for the quarter ended September 30, 2004, compared to a net increase in partners' capital resulting from operations of $1,528,512 for the same period in 2003.

Net unrealized appreciation/(depreciation) on equity investments was $799,968 and ($1,558,096) at September 30, 2004 and December 31, 2003,
respectively. During the quarter ended September 30, 2004, the Partnership recorded an increase in net unrealized depreciation on equity investments of $1,475,911 compared to an increase in net unrealized depreciation of $426,466 during the same period in 2003. The change in both 2004 and 2003 was due to decreases in the publicly traded prices of the Partnership's marketable equity securities.

During the quarter ended September 30, 2004, there were no realized gains from venture capital limited partnership investments. During the same period in 2003, the Partnership realized gains of $1,986.

Total investment expenses were $1,314,153 and $479,179 for the quarters ended September 30, 2004 and 2003, respectively. The increase was primarily due to increased investment monitoring, computer services, and administrative services, partially offset by decreased professional fees resulting from a decrease in legal fees related to the Kanematsu legal proceedings.

Current nine months compared to corresponding nine months in the preceding
-------------------------------------------------------------------------
year
----

Net decrease in partners' capital resulting from operations was $885,046 for the nine months ended September 30, 2004, compared to a net increase in partners' capital resulting from operations of $2,856,556 for the same period in 2003.

Net unrealized appreciation on equity investments was $799,968 at September 30, 2004, compared to net unrealized depreciation of $1,558,096 at December 31, 2003. During the nine months ended September 30, 2004, the Partnership recorded an increase in net unrealized depreciation on equity investments of $2,388,064 compared to an increase in net unrealized depreciation of $2,169,746 during the same period in 2003. The change in 2004 was due to the increase in the fair values of privately held companies in the environmental and medical/biotechnology industries. The change in 2003 was primarily attributable to the increase in the fair values of privately held companies in the environmental and medical/biotechnology industries.

Other income of $193,830 was recognized during the nine months ended September 30, 2003. This was the result of a settlement between Kanematsu Corporation, a creditor of one of the Partnership's portfolio companies, and the Partnership. There was no such income in 2004.

Total investment expenses were $2,503,035 and $1,106,656 for the nine months ended September 30, 2004 and 2003, respectively. The increase was primarily due to increased investment monitoring, computer services, and administrative services including estimated liquidation and hold-back costs, partially offset by decreased professional fees resulting from legal fees for the Kanematsu legal proceeding.
Net unrealized depreciation on notes receivable was $0 and $11,117 at September 30, 2004, and September 30, 2003, respectively. During the nine months ended September 30, 2004, there was no net increase in unrealized depreciation of notes receivable. During the nine months ended September 30, 2003, the net increase in unrealized depreciation of notes receivable was $680.

During the nine months ended September 30, 2003, there were realized gains from venture capital limited partnership investments of $13,483. During the same period in 2004, the Partnership realized no gains or losses.

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

(b)	A report on Form 8-K was filed by the Partnership in
conjunction with this amended filing of the June 30, 2004
financial statements on Form 10-Q/A.
(c)	A report on Form 8-K/A was filed by the Partnership on
September 28, 2004 to dissolve the Partnership upon the occurrence of sale or disposition of the assets.

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

                         TECHNOLOGY FUNDING VENTURE PARTNERS IV,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              TECHNOLOGY FUNDING LTD.
                              Managing General Partners




Date:  November 22, 2004    By:   /s/Charles R. Kokesh
                               --------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Ltd.






Technology Funding Venture Partners IV, L.P.
(a Delaware limited partnership)                 11/22/2004  2:08 PM
Page 1 of 28

Technology Funding Venture Partners IV, L.P.
(a Delaware limited partnership)