Form 10-K
period 2004-12-31
TECHNOLOGY FUNDING VENTURE PARTNERS IV
filed 2005-03-23
CIK 826595

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934

                 For The Year Ended December 31, 2004

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

Item 2.  PROPERTIES
------   ----------

The Registrant has no material physical properties.

Item 3.  LEGAL PROCEEDINGS
------   -----------------

In October 2000, Kanematsu Corporation, a creditor of one of the Partnership's portfolio companies, initiated an arbitration proceeding against the Partnership, two affiliated partnerships, and a fourth co-investor. Kanematsu was seeking to recover $2,000,000, the purchase price in a contract by which the Partnership and the other entities were alleged to have agreed to purchase certain debt securities of the portfolio company from Kanematsu. The Partnership and affiliated partnerships asserted counterclaims against Kanematsu. On February 12, 2002, the Partnership, affiliated partnerships and the co-investor were awarded $4,000,000 and all of Kanematsu's claims were denied. The Partnership recognized revenue and a receivable of $666,667 as of February 12, 2002, for its proportionate share of the award. Kanematsu appealed the order but in early November 2002 paid a forbearance fee of $200,000 in exchange for an option to settle all liabilities. On November 29, 2002, Kanematsu agreed to settle for $3,999,999. On February 13, 2003, the Partnership received $774,298, representing its proportionate share of the settlement, plus accrued interest, less disputed legal fees. The Partnership recognized the additional revenue and a receivable of $107,631 at December 31, 2002. In March 2003, the law firm remitted an additional amount of $193,830 to the Partnership.

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

No matters were voted on by the Limited Partners in 2004.

                                   PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
------   -------------------------------------------------------------
         MATTERS
         -------

        (a) There is no established public trading market for the Units.

        (b) At December 31, 2004, there were 7,876 record holders of
            Units.

        (c) The Registrant, being a partnership, does not pay dividends. Cash distributions, however, may be made to the partners pursuant to the Partnership Agreement.




Item 6.  SELECTED FINANCIAL DATA
------   -----------------------

                                           For the Years Ended and As of December 31,
                                    ---------------------------------------------------------------
                                     2004           2003          2002          2001          2000
                                    ------         ------        ------        ------        ------

Total investment income        $     2,112    $   11,567    $   29,278    $   78,566    $  803,943

Net investment loss             (2,192,864)   (1,604,234)   (1,401,764)   (1,488,740)   (1,647,314)

Net realized gain (loss) from
 sales of equity investments     2,037,463     1,632,882      (163,956)     (346,759)    6,687,582

Realized gain from
 venture capital limited
 partnership investments           141,428        73,406        18,036       295,343       911,025

Realized gain from recovery of
 investments previously
 written off                        98,111            --       356,841        47,540            --

Realized loss from
 investment write-offs            (991,146)     (316,239)   (4,848,611)   (1,615,883)   (4,119,073)

Decrease (increase) in
 unrealized depreciation:
  Equity investments             1,554,051     2,203,754    (2,249,130)   (3,171,163)   (1,875,962)
  Notes receivable                      --        10,437     4,874,425      (158,807)   (4,726,055)

Income from extinguishment
  of debt                          306,267            --       571,478            --            --

Other income                         8,473       193,830       774,298            --            --

Net increase (decrease) in
 partners' capital resulting
 from operations                   961,783     2,193,836    (2,068,363)   (6,438,469)   (4,769,797)


Net (decrease) increase in
 partners capital resulting
 from operations per Unit            (0.11)         0.15         (4.36)       (13.08)        (8.97)

Total assets                     4,341,585     4,169,347     2,515,657     3,991,947    11,348,815

Distributions declared                  --            --            --            --     1,314,295




Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
------   -------------------------------------------------
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

For the year ended December 31, 2004, net cash used by operating activities totaled $1,654,656. The Partnership paid management fees of $53,968 to the Managing General Partners and reimbursed related parties for operating expenses of $2,213,289 in 2004.
In addition, $70,625 was paid to the Individual General Partners as compensation for their services. The Partnership received cash from related parties and other operations of $682,367 and received interest income of $859.

For the year ended December 31, 2004, the Partnership funded equity investments of $340,569 to portfolio companies in the retail/consumer products industries. Proceeds from equity sales provided cash of $3,527,346. The Partnership received cash distributions from venture capital limited partnerships totaling $141,428. During 2004 the Partnership received $98,111 for payment of notes receivable from RedCell, Inc. that had been written off in 1998. At December 31, 2004, there were $500,000 unfunded commitments.

Results of Operations
---------------------

2004 compared to 2003
---------------------

Net increase in partners' capital resulting from operations was $961,783 in 2004, compared to an increase of $2,193,835 in 2003.

Unrealized depreciation on notes receivable investments was $0 at December 31, 2004. During the year ended December 31, 2003, the net increase in unrealized depreciation of notes receivable of $10,437 was primarily attributable to a decrease in the fair value of notes issued to Avalon Visions Solutions, Inc.

During 2004, the Partnership recorded realized losses from investment write-offs of $991,146, which represents the Partnership's total investment in WorldRes.com, Inc., Newtek Ventures II L.P. and Utah Ventures. During 2003, there were realized losses from investment write-offs of $316,239, which represents the Partnership's total investment in Periodontix, Inc.

Unrealized depreciation on equity investments was $34,045 and $1,588,096 at December 31, 2004 and 2003, respectively. During the year ended December 31, 2004, the decrease in net unrealized depreciation on equity investments of $1,554,051 was primarily a result of the write-offs of WorldRes.com and Newtek Ventures II L.P., the sales of iVillage, Inc., Cypress Semiconductor and Applied Neurosolutions and from the increase in value of Dakota Holdings, LLC. During 2003, the decrease in unrealized depreciation of equity investments of $2,203,754 was primarily attributable to decreases in the market prices of publicly traded portfolio companies in the communications, environmental and microelectronics industries.

Other income was $193,830 for the year ended December 31, 2003. In October 2000, Kanematsu Corporation, a creditor of one of the Partnership's portfolio companies, initiated an arbitration proceeding against the Partnership, two affiliated partnerships, and a fourth co-investor. Kanematsu was seeking to recover $2,000,000, the purchase price in a contract by which the Partnership and the other entities were alleged to have agreed to purchase certain debt securities of the portfolio company from Kanematsu. The Partnership and affiliated partnerships asserted counterclaims against Kanematsu. On February 12, 2002, the Partnership, affiliated partnerships and the co-investor were awarded $4,000,000 and all of Kanematsu's claims were denied. The Partnership recognized revenue and a receivable of $666,667 as of February 12, 2002, for its proportionate share of the award. Kanematsu appealed the order but in early November 2002 paid a forbearance fee of $200,000 in exchange for an option to settle all liabilities. On November 29, 2002, Kanematsu agreed to settle for $3,999,999. On February 13, 2003, the Partnership received $774,298, representing its proportionate share of the settlement, plus accrued interest, less disputed legal fees. The Partnership recognized the additional revenue and a receivable of $107,631 at December 31, 2002. In March 2003, the law firm remitted an additional amount of $193,830 to the Partnership.

Net realized gain from sales of equity investments totaled $2,037,463 in 2004 and was primarily related to sale of Cypress Semiconductor (formally Sunpower Corporation). In 2003 there was a net realized gain of $1,632,882, which primarily resulted from the sale of KOR Electronics, Inc.

During 2004, the Partnership recorded net realized gains from venture capital limited partnership investments of $141,428 compared to gains of $73,406 during 2003. The gains represent distributions from profits of venture capital limited partnerships.

In 2004, the Partnership received a $98,111 payment from Redecell, Inc., subsequently ConjuChem, Inc., for notes receivable from the partnership that were previously written off.

On December 30, 2004, the Partnership turned over all of its share holdings in Corautus to a financial institution to satisfy the remaining balance on a note, and recognized a gain from extinguishment of debt of $306,267, resulting from the difference in fair value of the shares verses the amount of debt outstanding.

Investment expenses were $2,194,976 and $1,615,801 for 2004 and 2003, respectively.

2003 compared to 2002
---------------------

Net increase in partners' capital resulting from operations was $2,193,836 in 2003, compared to a decrease of $2,068,383 in 2002.

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

Other income was $193,830 for the year ended December 31, 2003. In October 2000, Kanematsu Corporation, a creditor of one of the Partnership's portfolio companies, initiated an arbitration proceeding against the Partnership, two affiliated partnerships, and a fourth co-investor. Kanematsu was seeking to recover $2,000,000, the purchase price in a contract by which the Partnership and the other entities were alleged to have agreed to purchase certain debt securities of the portfolio company from Kanematsu. The Partnership and affiliated partnerships asserted counterclaims against Kanematsu. On February 12, 2002, the Partnership, affiliated partnerships and the co-investor were awarded $4,000,000 and all of Kanematsu's claims were denied. The Partnership recognized revenue and a receivable of $666,667 as of February 12, 2002, for its proportionate share of the award. Kanematsu appealed the order but in early November 2002 paid a forbearance fee of $200,000 in exchange for an option to settle all liabilities. On November 29, 2002, Kanematsu agreed to settle for $3,999,999. On February 13, 2003, the Partnership received $774,298, representing its proportionate share of the settlement, plus accrued interest, less disputed legal fees. The Partnership recognized the additional revenue and a receivable of $107,631 at December 31, 2002. In March 2003, the law firm remitted an additional amount of $193,830 to the Partnership.

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

Investment expenses were $1,615,801 and $1,431,042 for 2003 and 2002, respectively. In 2002 the Managing General Partners billed the Partnership $76,413 for operating expenses incurred during 2001 and prior years. Had these expenses been billed in the prior years the investment expenses for 2002 would have been $1,354,629.

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

Code of Ethics
--------------

The Partnership's Code of Ethics applies to the Independent General Partners as well as Technology Funding corporate officers and employees. The Independent General Partners review and approve the Code of Ethics on an annual basis. The Code of Ethics is attached as an exhibit (see Item 15 - Exhibits) and is also available on the Partnership's web site, www.techfunding.com. Any amendments to, or waivers from, any provision of the Code that applies to any of the Independent General Partners or executive officers will be disclosed on the web site.

Audit Committee
---------------

As of December 31, 2004, the Independent General Partners had established an Audit Committee of the Whole to oversee the accounting and financial reporting processes on behalf of the Independent General Partners. The Audit Committee of the Whole consisted of all of the Independent General Partners for each Technology Funding partnership with John W. Muncaster acting as liaison with the Managing General Partners. On March 11, 2005, the Independent General Partners restructured the Audit Committee of the Whole. An Audit Committee was established whereby John W. Muncaster, an Independent General Partner, will serve as Audit Committee Chairman and the remaining two Independent General Partners will serve as Audit Committee members. The Independent General Partners are "independent" as defined by the Securities and Exchange Commission. The Independent General Partners have determined that the Audit Committee and the Audit Committee of the Whole did not have any member that would be considered an "audit committee financial expert" as that term is defined in Section 407 of the Sarbanes-Oxley Act of 2002. Given the anticipated termination date for the Partnership, the Independent General Partners have determined that the expense and the difficulty of recruiting a financial expert to serve on the Audit Committee outweigh any benefit to the Fund.

Item 11. EXECUTIVE COMPENSATION
-------  ----------------------

As a partnership, the Registrant has no officers or directors. In 2004, the Partnership incurred $44,690 in management fees. The fees are designed to compensate the Managing General Partners for General Partner Overhead incurred in performing management duties for the Partnership. General Partner Overhead (as defined in the Partnership Agreement) includes the General Partners' share of rent, utilities, property taxes and the cost of capital equipment and the general and administrative expenses paid by the Managing General Partners in performing their obligations to the Partnership. As compensation for their services, the Individual General Partners each receive $14,000 annually, plus $1,500 for attendance at each meeting of the Management Committee and committees thereof. In 2004, $70,625 of such fees were paid. The Individual General Partners are reimbursed for all out-of-pocket expenses relating to attendance of the meetings, committees or otherwise of the Management Committee.

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


Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
-------  --------------------------------------

Audit Fees
----------

The Partnership paid aggregate fees of approximately $72,202 and $68,926 to its independent public accountants, Grant Thornton LLP, for professional services rendered to the Partnership with respect to audits of the annual financial statements and reviews of the quarterly financial statements for the years ended December 31, 2004 and 2003, respectively.

Tax Fees
--------

The Partnership paid aggregate fees of approximately $19,778 and $14,409 to Grant Thornton LLP for tax-related services rendered to the Partnership for the years ended December 31, 2004 and 2003, respectively. These services included preparation of the Partnership's tax returns.

All Other Fees
--------------

For the year ended December 31, 2003, the Partnership paid aggregate fees of approximately $32,155 to Grant Thornton LLP for consulting services related to due diligence on the investment in Dakota Holdings, LLC. There were no such fees paid in 2004.

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

                               PART IV


Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
-------  ---------------------------------------

         (a) List of Documents filed as part of this Annual Report on Form 10-K

             (1)  Financial Statements - the following financial
                   statements are filed as a part of this Report:

Report of Independent Registered Public Accounting
Firm as of December 31, 2004 and 2003 and for the three years in the period ended December 31, 2004.
                  Balance Sheets as of December 31, 2004 and 2003
                  Statements of Investments as of
                   December 31, 2004 and 2003
                  Statements of Operations for the years
                   ended December 31, 2004, 2003 and 2002
                  Statements of Partners' Capital for the years
                   ended December 31, 2004, 2003 and 2002
                  Statements of Cash Flows for the years
                   ended December 31, 2004, 2003 and 2002
                  Notes to Financial Statements

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

             (3)  Exhibits

                   14.1  Code of Ethics for the Registrant
                   31.1  Section 302 Sarbanes-Oxley Certifications
                   32.1  Section 906 Sarbanes-Oxley Certifications

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
-------------------------------------------------------
To the Partners of
     Technology Funding Venture Partners IV,
      an Aggressive Growth Fund, L.P.:


We have audited the accompanying balance sheets of Technology Funding Venture Partners IV, an Aggressive Growth Fund, L.P. (a Delaware limited partnership) (the Fund), including the statement of investments, as of December 31, 2004 and 2003, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included physical inspection of securities owned as of December 31, 2004 and 2003. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Funding Venture Partners IV, an Aggressive Growth Fund, L.P. as of December 31, 2004 and 2003, and the results of its operations, changes in partners' capital, and its cash flows for the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.


Albuquerque, New Mexico                      /S/GRANT THORNTON LLP
March 11, 2005

BALANCE SHEETS
--------------

                                                   December 31,
                                            ------------------------
                                             2004              2003
                                            ------            ------
ASSETS

Investments:
  Equity investments (cost basis of
   $2,165,201 and $4,624,650 for
   2004 and 2003, respectively)         $2,131,156        $3,036,554

Cash and cash equivalents                1,881,324           109,664
Prepaid expenses                           100,159           140,203
Receivables from related party             224,594           811,609
Other receivable                                --            68,323
Other assets                                 4,352             2,994
                                         ---------         ---------
       Total assets                     $4,341,585        $4,169,347
                                         =========         =========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses   $   21,274        $   40,754
Due to related parties                     263,759           428,370
Short-term borrowings                           --           584,212
Other liabilities                            3,353            24,595
                                         ---------         ---------
       Total liabilities                   288,386         1,077,931

Commitments and contingencies
   (See Note 10)

Partners' capital
 (400,000 Limited Partner Units
  outstanding)                           4,053,199         3,091,416
                                         ---------         ---------
       Total liabilities and
        partners' capital               $4,341,585        $4,169,347
                                         =========         =========

The accompanying notes are an integral part of these financial statements.


STATEMENTS OF INVESTMENTS
-------------------------

                                         Principal
                                         Amount or   December 31, 2004       December 31, 2003
Industry                                 Shares at   -----------------       -----------------
(1)                         Investment  December 31, Cost       Fair         Cost        Fair
Company           Position  Date          2004       Basis      Value        Basis       Value
-------------     --------  ----------  -----------  -----      -----        -----       -----
Equity Investments
------------------

Communication
-------------
0.00% and 4.0% at December 31, 2004 and 2003, respectively
---------------------------------------------------------
iVillage, Inc.     Common       1996-
                   shares       2000          --  $       --  $      -- $    47,916 $  105,130
WorldRes.com, Inc. Common       1997-
 (a) (b)           shares       1999     155,918           0          0     619,687     46,775
                                                   ---------  ---------  ----------  ---------
                                                          --         --     667,603    151,905
                                                   ---------  ---------  ----------  ---------


STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Environmental
-------------
0.00% and 41.4% at December 31, 2004 and 2003, respectively
-----------------------------------------------------------
Cypress
 Semiconductor     Common       1990-
 (a) (b)           shares       1994          --          --         --   1,179,051  1,514,780
Cypress
 Semiconductor     Convertible
 (a) (b)           note (2)     2002          --          --         --      54,702     54,702
Triangle
 Biomedical        Common
 Sciences, Inc.(a) shares       1999         366      10,248         --      10,248         --
Triangle           Common share
 Biomedical        warrant
 Sciences, Inc.(a) at $28.00;
                   expiring
                   2009         1999         366         366         --         366         --
                                                   ---------  ---------  ----------  ---------
                                                      10,614         --   1,244,367  1,569,482
                                                   ---------  ---------  ----------  ---------
Medical/Biotechnology
---------------------
10.2% and 19.0% at December 31, 2004 and 2003, respectively
-----------------------------------------------------------
Corautus Genetics,
 Inc. (formerly
 GenStar
 Therapeutic
 Corporation)      Common
 (b)(c)            shares       1999          --          --         --     320,242    140,903






STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Corautus Genetics
 Inc. (formerly
 GenStar
 Therapeutic       Common
 Corporation)      share
                   warrants at
                   $0.30-$0.74;
                   expiring     1998-
                   2005-2006    1999          --          --         --          --     28,571
Applied
NeuroSolutions,
 Inc.(formerly
 Hemoxymed,        Common
 Inc.) (a)         shares       1993          --          --         --     125,000      4,659
Laser Diagnostic
 Technologies      Common
 (a) (b)           shares       2004      13,044      17,750     50,741          --         --
Laser Diagnostic
 Technologies      Preferred
 (a) (b)           shares       2004      24,497      92,329     92,329          --         --
Physiometrix,      Common
 Inc.              shares       1996          --          --         --      53,793    278,940
Sanarus
 Medical,          Preferred    1999-
 Inc. (a) (b)      shares       2003     776,288     647,616    268,860     647,434    268,787
Sanarus            Preferred
 Medical,          share
 Inc. (a) (b)      warrants
                   at exercise
                   price TBD;
                   expiring
                   2006         2001          55          54         22          54         22
                                                   ---------  ---------  ----------  ---------
                                                     757,749    411,952   1,146,523    721,882
                                                   ---------  ---------  ----------  ---------



STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Retail / Consumer Products
--------------------------
39.8% and 7.9% at December 31, 2004 and 2003, respectively
---------------------------------------------------------
Dakota             Preferred
 Arms, Inc. (a)    shares       2004      41,430      72,503     72,503          --         --
Dakota             LLC          2003-
 Holdings, LLC (a) units        2004     879,638     879,638  1,539,367     750,000    300,000
Lifestyle
 Innovations       Preferred
 (a) (b)           shares       2004       2,314          --         25          --         --

                                                   ---------  ---------  ----------  ---------
                                                     952,141  1,611,895     750,000    300,000
                                                   ---------  ---------  ----------  ---------
Venture Capital Limited Partnership Investments
-----------------------------------------------
2.6% and 7.7% at December 31, 2004 and 2003, respectively
---------------------------------------------------------
El Dorado          Ltd.
 Ventures III, L.P.Partnership
 (a)               interests  various   $250,000     212,460     11,998     212,460     11,998
Medical Science    Ltd.
 Partners, L.P.    Partnership
 (a)               interests  various   $500,000     187,237     72,811     187,246     93,623
Newtek             Ltd.
 Ventures II, L.P. Partnership
 (a)               interests  various   $859,914          --         --     330,328    165,164
Onset Enterprises  Ltd.
 Associates, L.P.  Partnership
 (a)               interests  various   $500,000      45,000     22,500      45,000     22,500
Utah Ventures      Ltd.
 Limited           Partnership
 Partnership (a)   interests  various   $250,000          --         --      41,123         --
                                                   ---------  ---------  ----------  ---------
                                                     444,697    107,309     816,157    293,285
                                                   ---------  ---------  ----------  ---------
STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Total investments - 52.6% and 80.1% at
 December 31, 2004 and 2003, respectively         $2,165,201 $2,131,156 $ 4,624,650 $3,036,554
                                                   =========  =========  ==========  =========

Legends and footnotes:

--  No investment held at end of period.
 0  Investment active with a cost basis or fair value of zero.

(a) Equity security acquired in a private placement transaction; resale may be subject to certain selling restrictions.
(b) Portfolio company is an affiliate of the Partnership; resale may be subject to certain selling restrictions.
(c) Security is pledged as collateral for borrowing for 2003.  (See Note 8.)

(1) Represents the total fair value of a particular industry segment as a percentage of partners' capital at 12/31/04 and 12/31/03.

(2) The Partnership has no income-producing equity investments except for convertible notes which include accrued interest.  Interest rates on such notes are 8.00 percent.


The accompanying notes are an integral part of these financial statements.

STATEMENTS OF OPERATIONS
------------------------

                                    For the Years Ended December 31,
                                  -----------------------------------
                                   2004          2003           2002
                                  ------        ------         ------

Investment income:
 Notes receivable
  interest                   $        --   $    11,008    $   26,972
 Short-term investment
  interest                         2,112           559         2,306
                               ---------     ---------     ---------
    Total investment
     income                        2,112        11,567        29,278

Investment expenses:
 Management fees                  44,690        32,924        37,488
 Individual General
  Partners' compensation          70,625        40,000        50,500
 Investment operations           392,279       169,067       148,847
 Administrative and
  investor services            1,429,842     1,088,162       914,923
 Computer services               142,891       106,107        99,630
 Professional fees                96,868       163,857       151,829
 Interest expense                 17,781        15,684        27,825
                               ---------      --------     ---------
    Total investment
     expenses                  2,194,976     1,615,801     1,431,042
                               ---------     ---------     ---------
Net investment loss           (2,192,864)   (1,604,234)   (1,401,764)
                               ---------     ---------     ---------
 Realized gain from
  venture capital limited
  partnership investments        141,428        73,406        18,036
 Net realized gain (loss)
  from sales of equity
  investments                  2,037,463     1,632,882      (163,956)
 Realized gain from recovery
  of investments previously
  written off                     98,111            --       356,841
 Realized loss from
  investment write-offs         (991,146)     (316,239)   (4,848,611)
                               ---------     ---------     ---------
Net realized income (loss)     1,285,856     1,390,049    (4,637,690)
                               ---------     ---------     ---------


STATEMENTS OF OPERATIONS (continued)
-----------------------------------
                                    For the Years Ended December 31,
                                  -----------------------------------
                                   2004          2003           2002
                                  ------        ------         ------
 Decrease (increase) in
 unrealized depreciation:
  Equity investments           1,554,051     2,203,754    (2,249,130)
  Notes receivable                    --        10,437     4,874,425
                               ---------     ---------     ---------
Net decrease in
 unrealized depreciation       1,554,051     2,214,191     2,625,295
                               ---------     ---------     ---------

Other income:
  Income from extinguishment
   of debt                       306,267            --       571,478
  Other income                     8,473       193,830       774,298
                               ---------     ---------     ---------
     Total other income          314,740       193,830     1,345,776
                               ---------     ---------     ---------

Net increase (decrease) in
 partners' capital resulting
 from operations             $   961,783   $ 2,193,836   $(2,068,383)
                               =========     =========     =========
Net (decrease) increase in
 partners' capital resulting
  from operations per Unit    $     (0.11)  $      0.15   $     (4.36)
                               =========     =========     =========
















The accompanying notes are an integral part of these financial statements.

STATEMENTS OF PARTNERS' CAPITAL
-------------------------------

For the years ended December 31, 2004, 2003 and 2002:

                                   Limited     General
                                   Partners    Partners     Total
                                   --------    --------     -----

Partners' capital,
  January 1, 2002                $7,095,208 $(3,430,692)  $3,664,516

Net investment loss              (1,121,412)   (280,352)  (1,401,764)
Net realized loss                (3,706,726)   (930,964)  (4,637,690)
Net decrease in unrealized
 depreciation                     2,009,440     615,855    2,625,295
Other income                      1,076,621     269,155    1,345,776
                                  ---------   ---------    ---------
Partners' capital,
  December 31, 2002               5,353,131  (3,756,998)   1,596,133

Net investment loss                      --  (1,604,234)  (1,604,234)
Net realized income                  59,323   1,330,724    1,390,047
Net decrease in unrealized
 depreciation                            --   2,214,191    2,214,191
Other income                             --     193,830      193,830
Distributions                            --    (698,551)    (698,551)
                                  ---------   ---------    ---------
Partners' capital,
  December 31, 2003               5,412,454  (2,321,038)   3,091,416

Net investment loss                      --  (2,192,864)  (2,192,864)
Net realized income                 (44,103)  1,329,959    1,285,856
Net increase in unrealized
 depreciation                            --   1,554,051    1,554,051
Other income                             --     314,740      314,740
                                 ----------   ---------    ---------
Partners' capital,
 December 31, 2004               $5,368,351 $(1,315,152)  $4,053,199
                                  =========   =========    =========




The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS
------------------------

                                     For The Years Ended December 31,
                                    ---------------------------------
                                      2004         2003        2002
                                    --------     --------    --------
Net increase (decrease) in
 partners' capital resulting
 from operations                 $   961,783  $ 2,193,835  $(2,068,383)

Adjustments to reconcile net
 increase (decrease) in
 partners' capital resulting
 from operations to net cash
 used by operating activities:
  Net realized gain from
   venture capital limited
   partnership investments          (141,428)     (73,045)     (18,036)
  Net realized (gain) loss from
   sales of equity investments    (2,037,463)  (1,632,882)     163,956
  Realized loss from
   investment write-offs             991,146      316,239    4,848,611
  Realized gain from recovery
   of investments previously
   written off                       (98,111)          --     (356,841)
  Income from extinguishment
   of debt                          (306,267)          --     (571,478)
  Net (decrease) increase in
   unrealized depreciation:
    Equity investments            (1,554,051)  (2,203,754)   2,249,130
    Notes receivable                      --      (10,437)  (4,874,425)
  Net change in operating assets
   and liabilities:
    Accrued interest on notes
     receivable                       (1,253)       2,686       (2,647)
    Prepaid expenses                  40,044       40,044     (180,247)
    Receivables from related
     party                           587,015     (811,609)          --
    Other receivable                  68,323      705,975     (774,298)
    Accounts payable and
     accrued expenses                 22,817       (3,360)     (45,487)
    Due to related parties          (164,611)     146,082       44,458
    Other changes, net               (22,600)      13,005       21,767
                                   ---------    ---------    ---------
    Net cash used by
     operating activities         (1,654,656)  (1,317,221)  (1,563,920)
                                   ---------    ---------    ---------


STATEMENTS OF CASH FLOWS (continued)
-----------------------------------

                                     For The Years Ended December 31,
                                    ---------------------------------
                                      2004         2003        2002
                                    --------     --------    --------
Cash flows from investing
 activities:
  Purchase of equity investments     (340,569)  (1,182,433)     (79,500)
  Repayment of notes receivable            --       85,204      125,000
  Proceeds from recovery of
   investments previously
   written off                         98,111           --      363,976
  Proceeds from sales of
   equity investments               3,527,346    3,126,521           --
  Distributions from venture
   capital limited partnership
   investments                        141,428       73,405       18,036
                                    ---------    ---------    ---------
    Net cash provided
     by investing activities        3,426,316    2,102,697      427,512
                                    ---------    ---------    ---------
Cash flows from financing
 activities:
  Proceeds from short-term
   borrowings                              --          --     1,147,180
  Distributions to General
    Partners                               --     (698,551)          --
                                    ---------    ---------    ---------
    Net cash (used) provided by
     financing activities                  --     (698,551)   1,147,180
                                    ---------    ---------    ---------
Net increase in cash and cash
 equivalents                        1,771,660       86,925       10,772

Cash and cash equivalents
 at beginning of year                 109,664       22,739       11,967
                                    ---------    ---------    ---------
Cash and cash equivalents
 at end of year                    $1,881,324  $   109,664  $    22,739
                                    =========    =========    =========
Supplemental disclosure of
 non-cash activity:
  Extinguishment of debt for
   shares in equity
   investment (See Note 8)         $  626,509  $        --  $   571,478






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


Investments
-----------

Investments are carried at estimated fair value as described below:

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

At December 31, 2004 and 2003, the investment portfolio included private company investments totaling $2,023,847 and $2,189,727, respectively, whose fair values were established in good faith by the Managing General Partners under the direction of the Management Committee in the absence of readily ascertainable market values. In addition, investments in publicly traded securities which have been subjected to a discount for legal or contractual restrictions as determined by the Management Committee amounted to $0 and $169,474 at December 31, 2004 and 2003, respectively. Because of the inherent uncertainty in the valuation, the values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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

Net Decrease in Partners' Capital Resulting from Operations Per Unit
--------------------------------------------------------------------

Net decrease in partners' capital resulting from operations per Unit is calculated by dividing the weighted average number of Units outstanding of 400,000 for the years ended December 31, 2004, 2003 and 2002, into the total net decrease in partners' capital resulting from operations allocated to the Limited Partners. The Managing General Partners contributed 0.1 percent of total Limited Partner capital contributions and did not receive any Partnership Units.

Provision for Income Taxes
--------------------------

No provision for income taxes has been made by the Partnership as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

The accompanying financial statements are prepared using accounting principles generally accepted in the United States which may not equate to tax accounting. The cost of investments on a tax basis at December 31, 2004 and 2003, was $2,810,768 and $4,627,328, respectively. At December 31, 2004 and 2003, gross unrealized appreciation and depreciation on investments based on cost for federal income tax purposes were as follows:

                                      December 31,   December 31,
                                          2004           2003
                                      ------------   ------------
Unrealized appreciation               $   717,774    $   677,195
Unrealized depreciation                (1,397,384)    (2,267,967)
                                        ---------      ---------
Net unrealized depreciation           $  (679,610)   $(1,590,772)
                                        =========      =========

2.  Related Party Transactions
    --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs in 2004, 2003 and 2002 were as follows:

                                 For the Years Ended December 31,
                              -------------------------------------
                               2004            2003           2002
                              ------          ------         ------

Management fees            $   44,690        $ 32,924       $ 37,488
Individual General
 Partners' compensation        70,625          40,000         50,500
Reimbursable operating
 expenses:
  Investment operations       392,279         169,067        148,847
  Administrative, investor
   services and
   professional fees        1,526,710       1,252,019      1,066,752
  Computer services           142,891         106,107         99,630


Management fees are equal to one quarter of one percent of the fair value of Partnership assets for each quarter. Management fees compensate the Managing General Partners solely for General Partner Overhead (as defined in the Partnership Agreement) incurred in supervising the operation and management of the Partnership and the Partnership's investments. Management fees due to the Managing General Partners were $3,924 and $13,202 and were included in due to related parties at December 31, 2004 and 2003, respectively.

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

The Partnership reimburses the Managing General Partners for operating expenses incurred in connection with the business of the Partnership. Reimbursable operating expenses include expenses (other than Organizational and Offering expenses and General Partner Overhead) such as investment operations, administrative and investor services, and computer services. There were $259,835 and $415,168 of such reimbursable expenses due to related parties at December 31, 2004 and 2003, respectively.

The Managing General Partners allocate operating expenses incurred in connection with the business of the Partnership based on employee hours incurred. In 2002, the Managing General Partners billed the Partnership $58,593, $10,183 and $7,637 for operating expenses incurred during 2001, 2000 and prior years, respectively.

As of December 31, 2004 and 2003, the Partnership has a due from related party receivable of $224,594 and $811,609, respectively, related to its investment in Dakota Holdings, LLC and Dakota Arms, Inc. The Partnership has advanced funds to the company for operations. It is the Managing General Partners' expectation that all or a portion of this receivable will be converted into additional equity investments in Dakota Holdings or otherwise paid in cash.

Retention bonuses were offered to and accepted by key employees of the Managing General Partners in late 2002. The expense for these bonuses, which were approved by the Individual General Partners during the September 2002 Management Committee meeting, was prepaid by the Partnership in October and December 2002. The amount of prepaid operating expenses was $186,180, and is being amortized over the remaining expected employment period. During 2004, 2003 and 2002, the partnership recognized $40,044 $40,044 and $5,933 as operating expense related to the amortization of retention bonuses. The bonuses, incremented by annual salary increases, will be paid to those individuals who are still full-time employees of the Managing General Partners in April 2007. Upon the resignation of personnel no adjustment to the retention bonus amount previously paid by the Partnership to the Managing General Partners shall occur until a replacement person is hired.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. Any such profit is allocated amongst the Partnership and affiliated partnerships based upon their proportionate investment in the portfolio company. At December 31, 2004, the Partnership and affiliated partnerships had an indirect interest in non-transferable Physiometrix, Inc., Sanarus Medical, Inc. and Corautus Genetics Inc. (formerly GenStar Therapeutics Corporation) options with a fair value of $2,279. At December 31, 2002, the Partnership and affiliated partnerships had an indirect interest in non-transferable Physiometrix, Inc., Endocare, Inc. and GenStar Therapeutics Corporation options with a fair value of $50.

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

Marketable Equity Securities
----------------------------

At December 31, 2004 and 2003, marketable equity securities had aggregate costs of $0 and $101,709 and aggregate fair market values of $0 and $384,070, respectively. The net unrealized gain at December 31, 2004 and 2003, included gross gains of $0 and $283,562, respectively.

Restricted Securities
---------------------

At December 31, 2004 and 2003, restricted securities had aggregate costs of $2,165,201 and $4,522,941 and aggregate fair values of $2,131,156 and $2,652,484, respectively, representing 20.7 percent and 63.6 percent, respectively, of the net assets of the Partnership.

Significant purchases, sales and write-offs of equity investments during 2004 are as follows:

Applied Neurosolutions Inc.
---------------------------

In September 2004, the Partnership sold its entire investment in the company for proceeds of $2,309 and recorded a realized loss of $122,691.

Corautus Genetics Inc.
----------------------

On December 31, 2004, the Partnership relinquished ownership of the Corautus common shares to satisfy the remaining balance of a note payable to a financial institution, recognizing a realized gain on extinguishment of debt of $306,267. See Note 8. In October 2004, the Partnership exercised a non-cash common stock warrant and received 14,550 common shares.

Cypress Semiconductor, Inc. (formally Sunpower Corp.)
-----------------------------------------------------

In August 2004, the shareholders of Sunpower Corp. approved the sale of the company to Cypress Semiconductor, Inc. (Cypress) As a result of the transaction all shareholders of Sunpower Corp. are to receive shares of Cypress at the close of the transaction, based on a specific formula using the 20 day average price per share for Cypress on the day of the close. On November 1, 2004, the transaction was completed and the Partnership received 293,046 shares of Cypress. In November and December 2004, the Partnership sold its entire investment in the company for proceeds of $3,066,166 and recorded a realized gain of $1,802,991.

Dakota Arms
-----------

In September 2004, the Partnership purchased 41,430 Series B Preferred shares at a cost of $72,503.

Dakota Holdings, LLC
--------------------

In September 2004, the Partnership purchased 129,638 LLC Units at a cost of $129,638.

iVillage Inc.
-------------

In March 2004, the Partnership sold its entire investment in the company for proceeds of $196,516, recording a realized gain of $148,600.

Laser Diagnostic Technologies
-----------------------------

In April 2004, the Partnership received 13,044 Common shares and 24,497 Preferred shares in a stock distribution from Newtek Ventures II, L.P. at a stated cost of $110,079.

Lifestyle Innovations, Inc.
---------------------------

In April 2004, the Partnership received 2,314 Series A Preferred shares in the company from a stock distribution from Newtek Ventures II, L.P., a venture capital limited partnership.

Medical Science Partners, L.P.
------------------------------

At December 2004, the Partnership reduced its fair value of the venture capital limited partnership by the cash distribution of $20,812 it received.

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

Newtek Ventures II, L.P.
------------------------

Newtek Ventures II, L.P., ceased operations on March 31, 2004, and the Partnership received a final distribution of shares in Newtek's remaining portfolio companies. At March 31, 2004, the Partnership wrote off a total of $330,335, representing the remaining cost basis of the investment.

Physiometrix, Inc.
------------------

In September 2004, the Partnership sold a portion of its share in the company for proceeds of $116,041 and recorded a realized gain of $92,795. The Partnership sold its remaining shares in the company in October 2004 for $143,800, and recorded a realized gain of $113,253.

Sanarus Medical, Inc.
---------------------

In September 2004, the Partnership exercised a warrant and received 1,825 Series A Preferred shares at a cost of $182.

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

Utah Ventures
-------------

Utah Ventures ceased operations in December 2002, and the partnership received its final distribution in January 2003. In 2004, the Partnership wrote off $41,123, representing the remaining cost basis of the investment.

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

Venture Capital Limited Partnership Investments
-----------------------------------------------

In the year ended December 31, 2004, the Partnership received cash distributions of $141,428. The Partnership recorded a $185,976 decrease in fair value primarily as a result of a net decrease in the fair value of the underlying investments of the partnerships.

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

5.  Net Decrease (Increase) in Unrealized Depreciation of Equity
    ------------------------------------------------------------
    Investments
    -----------

In accordance with the accounting policy as stated in Note 1, the Statements of Operations include a line item entitled "Net decrease (increase) in unrealized depreciation of equity investments." The table below discloses details of the changes:

                                         For the Years Ended December 31,
                                        ----------------------------------
                                         2004          2003          2002
                                        ------        ------        ------
Unrealized appreciation
 (depreciation) from cost of
 marketable equity securities       $       --   $   282,361   $  (338,026)

Unrealized depreciation
 from cost of non-marketable
 equity securities                      34,045    (1,870,457)   (3,453,824)
                                     ---------     ---------     ---------
Unrealized depreciation
 from cost at end of year               34,045    (1,588,096)   (3,791,850)

Unrealized (depreciation)
 appreciation from cost at
 beginning of year                  (1,588,096)   (3,791,850)   (1,542,720
                                     ---------     ---------     ---------
Net decrease (increase) in
 unrealized depreciation of
 equity investments                 $1,554,051   $ 2,203,745   $(2,249,130)
                                     =========     =========     =========

6.  Notes Receivable
    ----------------

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

7.  Cash and Cash Equivalents
    -------------------------

Cash and cash equivalents at December 31, 2004 and 2003, consisted of:

                                           2004             2003
                                          ------           ------

Demand accounts                         $1,881,324       $108,397
Money market accounts                           --          1,267
                                         ---------        -------
  Total                                 $1,881,324       $109,664
                                         =========        =======

8.  Borrowings
    ----------

In January 2002, the Partnership borrowed $1,147,180 from a financial institution and pledged as collateral, the Partnership's shares in Endocare, Inc. and GenStar Therapeutic Corporation (now Corautus Genetics Inc. after a merger with another company in February 2003). On January 2002, the value of Endocare, Inc. dropped below 10% of the face of the note, resulting in the note being in default. As a result, the financial institution that issued the note took ownership of the Endocare, Inc. shares, satisfying $562,968 of the term borrowings. The remaining note had an outstanding balance of $621,063, and bore interest at the London Interbank Offered Rate plus 1.5 percent, which is payable quarterly. The outstanding principal and any remaining accrued interest were due December 30, 2004. The note was a non-recourse note and was fully collateralized by the Partnership's common share holdings in Corautus. On December 30, 2004, the Partnership turned over the Corautus shares to the financial institution to satisfy the remaining balance on the note, and recognized a gain from extinguishment of debt of $306,267, resulting from the difference in fair value of the shares verses the amount of debt outstanding.

9. Distributions
    -------------

In the fourth quarter of 2003, a tax distribution of $698,552 was declared and paid to the General Partners. There were no such distributions in 2004.

10. Commitments and Contingencies
    -----------------------------

From time to time the Partnership becomes a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity investment fundings, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At December 31, 2004, there was $500,000 in unfunded commitments.

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

11. Financial Highlights
    --------------------

                                    For The Years Ended December 31,
                                  -----------------------------------
                                   2004           2003          2002
                                  ------         ------        ------
(all amounts on a per Unit basis)
Net asset value,
 beginning of period              $13.53         $13.38        $17.74

(Loss) from investment
 operations:
  Net investment loss                 --            --         (0.11)
  Net realized and unrealized
   (Loss) income on investments     (.11)          .15         (4.25)
                                    ----          ----         -----
Total from investment
   operations                       (.11)           .15        (4.36)
                                    ----          ----         -----
Net asset value, end of period    $13.42         $13.53       $13.38
                                   =====          ====         =====


Total return                        (.81)%         1.12%       (24.55)%

Ratios to average net assets:
 Net investment loss                0.00%          0.00%        (0.72)%

 Expenses                          40.72%         30.02%        22.99%

Pursuant to the Partnership Agreement, net profit shall be allocated first to those Partners with deficit capital account balances until such deficits have been eliminated. Upon liquidation, the General Partners would contribute capital equal to the amount of the General Partners deficit. As of December 31, 2004, 2003 and 2002, the General Partners had a negative capital balance of $1,315,152, $2,321,038 and $3,756,998, respectively.
Net asset value has been calculated in accordance with this provision of the Partnership Agreement, assuming liquidation.

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

                         TECHNOLOGY FUNDING VENTURE PARTNERS IV,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              TECHNOLOGY FUNDING LTD.
                              Managing General Partners

Date:  March 23, 2005    By:  /s/Charles R. Kokesh
                               --------------------------------
                                 Charles R. Kokesh
                                 President, Chief Executive Officer,
                                 Chief Financial Officer and
                                 Chairman of Technology Funding Inc.
                                 and Managing General Partner of
                                 Technology Funding Ltd.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature           Capacity                 Date
          ---------           --------                 ----

 /s/Charles R. Kokesh         President, Chief         March 23, 2005
------------------------      Executive Officer,
    Charles R. Kokesh         Chief Financial Officer,
                              and Chairman of
                              Technology Funding Inc.
                              and Managing General
                              Partner of Technology
                              Funding Ltd.

The above represents a majority of the Board of Directors of Technology Funding Inc. and the General Partners of Technology Funding Ltd.

Technology Funding Partners IV, L.P.     2:22 PM     03/23/05
(a Delaware limited partnership)

Page 1 of 15
Technology Funding Partners IV, L.P.
(a Delaware limited partnership)

Technology Funding Partners IV, L.P.
(a Delaware limited partnership)

Technology Funding Partners IV, L.P.
(a Delaware limited partnership)