Form 10-Q
period 2005-03-31
TECHNOLOGY FUNDING VENTURE PARTNERS IV
filed 2005-05-12
CIK 826595

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 2005

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

I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                             (unaudited)
                                              March 31,        December 31,
                                                2005               2004
                                             -----------       ------------
ASSETS
Investments:
 Equity investments (cost of $2,465,201
 and $2,165,201 as of March  31, 2005,
 and December 31, 2004, respectively)         $2,087,550         $2,131,156
Cash and cash equivalents                        153,142          1,881,324
Prepaid expenses                                  90,148            100,159
Due from related party, net                    1,107,533                 --
Other assets                                       2,791              4,352
                                               ---------          ---------
   Total assets                               $3,441,164         $4,116,991
                                               =========          =========

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable and accrued expenses         $      398         $   21,274
Due to related parties, net                           --             39,165
Other liabilities                                  3,354              3,353
                                               ---------          ---------
   Total liabilities                               3,752             63,792

Commitments and contingencies (See Note 7)

Partners' capital
 Limited Partners
  (400,000 units outstanding)                  4,875,722          5,368,351
 General Partners                             (1,438,310)        (1,315,152)
                                               ---------         ----------
                                               3,437,412          4,053,199
                                               ---------         ----------
   Total liabilities and partners' capital    $3,441,164         $4,116,991
                                               =========          =========

The accompanying notes are an integral part of these financial statements.


STATEMENTS OF INVESTMENTS
-------------------------

                                         Principal
                                         Amount or    March 31, 2005         December 31, 2004
Industry                                 Shares at   ----------------        -----------------
(1)                         Investment   March 31,   Cost       Fair         Cost        Fair
Company           Position     Date        2005      Basis      Value        Basis       Value
-------------     --------  ----------  -----------  -----      -----        -----       -----

Equity Investments
------------------

Environmental
-------------
0.0% and 0.0% at March 31, 2005, and December 31, 2004 respectively
--------------------------------------------------------------------
Triangle           Common
 Biomedical        shares and
 Sciences, Inc.(a) attached
                   warrants at
                   $28.00;
                   expiring
                   2009         1999          366  $  10,614  $       0   $  10,614  $       0
                                                   ---------  ---------   ---------  ---------

Medical/Biotechnology
---------------------
10.7% and 10.2% at March 31, 2005, and December 31, 2004, respectively
----------------------------------------------------------------------
Sanarus Medical,   Preferred    1999-
 Inc. (a) (b)      shares       2005   1,152,227     947,617    311,104     647,616    268,860
Various                         1998-
 investments       various      2004     various     110,133     57,544     110,133    143,092
                                                   ---------  ---------   ---------  ---------
                                                   1,057,750    368,348     757,749    411,952
                                                   ---------  ---------   ---------  ---------

Retail / Consumer Products
--------------------------
46.9% and 39.8% at March 31, 2005, and December 31, 2004, respectively
----------------------------------------------------------------------
Dakota             LLC          2003-
 Holdings, LLC (a) units        2004     879,638     879,638  1,539,367     879,638  1,539,367
Various            Preferred
 investments       shares       2004      43,744      72,503     72,526      72,503     72,528
                                                    --------  ---------   ---------  ---------
                                                     952,141  1,611,893     952,141  1,611,895
                                                    --------  ---------   ---------  ---------

Venture Capital Limited Partnership Investments
-----------------------------------------------
3.1% and 2.6% at March 31, 2005, and December 31, 2004, respectively
----------------------------------------------------------------------
Various           Ltd.
 investments      partnership
                  interests    various    various    444,696    107,309     444,697    107,309
                                                   ---------  ---------   ---------  ---------

Total investments - 60.7% and 52.6% at
 March 31, 2005, and December 31, 2004,
 respectively                                     $2,465,201 $2,087,550  $2,165,201 $2,131,156
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

(1) Represents the total fair value of a particular industry segment as a percentage of partners' capital at 03/31/05 and 12/31/04.

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                   For the Three Months Ended March 31,
                                   ------------------------------------
                                            2005          2004
                                          --------       -------
Investment income:
 Notes receivable interest              $      --      $     416
 Short-term investment interest                --            467
                                          -------        -------
  Total investment income                      --            883

Investment expenses:
 Management fees                           10,854         10,423
 Individual General Partners'
  compensation                             17,000         12,125
 Investment operations                     24,909        152,589
 Administrative and investor services     209,583        622,108
 Professional fees                         54,564         14,890
 Computer services                         27,244         38,777
 Interest expense                              --          3,791
                                          -------        -------
  Total investment expenses               344,154        854,703
                                          -------        -------
Net investment loss                      (344,154)      (853,820)
                                          -------        -------
Realized gain from recovery of
 investments previously written off            --         98,111
Realized gain from sales of equity
 investments                               71,973        148,599
Realized loss from venture capital
 limited partnership write-offs                --       (330,335)
                                          -------        -------
Net realized income (loss)                 71,973        (83,625)
                                          -------        -------
(Increase) decrease in
 unrealized depreciation:
  Equity investments                     (343,606)       424,831
                                          -------        -------


STATEMENTS OF OPERATIONS (unaudited)(continued)
----------------------------------------------

Net decrease in partners' capital
 resulting from operations              $(615,787)     $(512,614)
                                          =======        =======

Net decrease in partners' capital
 resulting from operations
 per Unit                               $   (1.23)     $   (1.03)
                                          =======        =======
























The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                       For the Three Months Ended March 31,
                                       -----------------------------------
                                             2005               2004
                                          ----------         ---------
Net decrease in partners' capital
 resulting from operations                $(615,787)         $(512,614)

Adjustments to reconcile decrease
 in partners' capital resulting
 from operations to net cash used
 by operating activities:
  Net realized gain on the sale of
  equity investments                        (71,973)          (148,599)
 Net realized gain on the recovery
  of investments previously written off          --            (98,111)
 Net realized loss from venture capital
  limited partnership investment
  write-offs                                     --            330,335
 Net decrease (increase)in unrealized
  depreciation of equity investments        343,606           (424,831)
 Net changes in operating assets and
  liabilities:
  Accrued interest on notes receivable           --               (416)
  Prepaid expenses                           10,011             10,011
  Due (from) to related parties, net     (1,146,698)           652,044
  Accounts payable and accrued
   expenses                                 (20,876)           (22,991)
  Other changes, net                          1,562              4,558
                                          ---------            -------
Net cash used by
 operating activities                    (1,500,155)          (210,614)
                                          ---------            -------


STATEMENTS OF CASH FLOWS (unaudited)(continued)
----------------------------------------------

Cash flows from investing activities:
 Purchase of investments                   (300,000)                --
 Proceeds from the sale of equity
  investments                                71,973            196,516

Proceeds from the recovery of investments
 previously written off                          --             98,111
                                          ---------            -------
Net cash (used) provided by investing
 activities                                (228,027)           294,627
                                          ---------            -------
Net (decrease) increase in cash and cash
 equivalents                             (1,728,182)            84,013

Cash and cash equivalents at
 beginning of year                        1,881,324            109,664
                                          ---------            -------
Cash and cash equivalents
 at March 31                             $  153,142          $ 193,677
                                          =========            =======

















The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     Interim Financial Statements
       ----------------------------

The accompanying unaudited financial statements included herein have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes, which would be presented, were such financial statements prepared in accordance with generally accepted accounting principles in the United States of America. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2004. In the opinion of the Managing General Partners, the accompanying interim financial statements reflect all adjustments necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year or other interim periods.

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

The accompanying financial statements are prepared using accounting principles generally accepted in the United States of America, which may not equate to tax basis accounting. The cost of investments on a tax basis at March 31, 2005, and December 31, 2004, was $3,067,047 and $2,810,768,
respectively. At March 31, 2005, and December 31, 2004, gross unrealized depreciation on investments based on cost for federal income tax purposes was as follows:

                                        March 31,    December 31,
                                          2005           2004
                                      ------------   ------------
Unrealized appreciation                $  671,131     $  717,774
Unrealized depreciation                (1,650,627)    (1,397,384)
                                        ---------      ---------
Net unrealized depreciation            $ (979,496)    $ (679,610)
                                        =========      =========


4.     Related Party Transactions
       --------------------------

Related party costs are included in investment expenses shown on the Statements of Operations. Related party costs for the three months ended March 31, 2005 and 2004, were as follows:

                                                 2005          2004
                                               --------      --------
   Management fees                            $ 10,854      $ 10,423
   Individual General Partners' compensation    17,000        12,125
   Reimbursable operating expenses             161,352       811,048


Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual periodically. There were $119,077 and $259,835 due to related parties and included in due from/to related parties, net at March 31, 2005, and December 31, 2004, respectively, for such expenses.

Management fees due to the Managing General Partners and included in due to related parties, were $3,617 and $3,924 at March 31, 2005, and December 31, 2004, respectively.

As of March 31, 2005, and December 31, 2004, the Partnership has a due from related party receivable of $1,230,227 and $224,594, respectively, related to its investment in Dakota Holdings, LLC. The Partnership has advanced funds to the company for operations. It is the Managing General Partners' expectation that this receivable will be converted into additional equity investments in Dakota Holdings.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. Any such profit is allocated amongst the Partnership and affiliated partnerships based upon their proportionate investment in the portfolio company. At March 31, 2005, the Partnership and affiliated partnerships had an indirect interest in non-transferable Sanarus Medical, Inc., Physiometrix, Inc., and Corautus Genetics Inc. options with a fair value of $158.

Retention bonuses were offered to and accepted by key employees of the Managing General Partners during 2002. The bonuses, incremented by annual salary increases, will be paid to those individuals who are still full-time employees of the Managing General Partners in April 2007. The expense for the bonus is recognized ratably over the beneficial period, October 2002 to April 2007. As of March 31, 2005, the Partnership has recognized expense of $90,104. Upon the resignation of personnel, no adjustment to the retention bonus amount previously paid by the Partnership to the Managing General Partners shall occur until a replacement person is hired.

5.     Equity Investments
       ------------------

All investments are valued at fair value as determined in good faith by the Managing General Partners and in conjunction with Note 1 of the Form 10-K for the year ended December 31, 2004.

Restricted Securities
---------------------

At March 31, 2005, and December 31, 2004, restricted securities had aggregate costs of $2,465,201 and $2,165,201 respectively, and aggregate fair values of $2,087,550 and $2,131,156 respectively, representing 60.7 percent and 20.7 percent, respectively, of the net assets of the Partnership.

Significant purchases or sales of equity investments during the quarter ended March 31, 2005, were as follows:

Corautus Genetics Inc.
----------------------

In March 2005, the Partnership excerised a common stock warrant and received 14,550 shares. Subsequently, all the shares were sold for proceeds of $58,348, resulting in a realized gain of $58,348.

Phase Forward Inc.
------------------

In March 2005, the Partnership received a stock distribution in the company from Onset Enterprises Associates, L.P., a venture capital limited partnership. Subsequently, the Partnership sold its holdings in the company for proceeds of $13,625 and recorded a realized gain of $13,625.

Sanarus Medical, Inc.
---------------------

In January 2005, the Partnership purchased 375,939 Series D Preferred shares at a cost of $300,000.

Other Equity Investments
------------------------

Other significant changes reflected in the Statements of Investments relate to market value fluctuations for publicly traded portfolio companies or changes in the fair value of private companies as determined in accordance with the policy described in Note 1 to the financial statements included in the Partnership's December 31, 2004, Form 10-K.

6.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at March 31, 2005, and December 31, 2004, consisted of demand accounts totaling $153,142 and $1,881,324, respectively.

7.     Commitments and Contingencies
       -----------------------------

From time to time the Partnership becomes a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity investment fundings, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are not recognized in the financial statements. At March 31, 2005, there were no unfunded commitments.

From time to time, the Partnership is subject to routine litigation incidental to the business of the Partnership. Although there can be no assurances as to the ultimate disposition of these matters and the commitments disclosed above, it is the opinion of the Managing General Partners, based upon the information available at this time and advice from legal counsel, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operations and financial condition of the Partnership.

8.     Financial Highlights
       --------------------

                                For The Three Months Ended March 31,
                                -----------------------------------
                                           2005          2004
                                          ------        ------
(all amounts on a per Unit basis)
Net asset value,
 beginning of period                      $13.42       $13.53

(Loss) from investment operations:
  Net investment loss                      (0.69)       (1.71)
  Net realized and unrealized
   gain (loss) on investments              (0.54)         .68
                                            ----         ----
  Total from investment operations         (1.23)       (1.03)
                                            ----         ----
Net asset value, end of period            $12.19       $12.50
                                            ====         ====
Total return                               (9.18)%      (7.58)%

Ratios to average net assets:
 Net investment loss                       (5.38)%     (13.12)%
 Expenses                                   6.72%       16.41%


Pursuant to the Partnership Agreement, net profit shall be allocated first to those Partners with deficit capital account balances until such deficits have been eliminated. The net asset values shown above assume the Partnership is in liquidation. Upon liquidation, the General Partners would contribute capital equal to the amount of the General Partners' deficit. As of March 31, 2005 and December 31, 2004, the General Partners have a negative capital balance of $1,438,310 and $1,315,152, respectively.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership operates as a business development company under the Investment Company Act of 1940 and makes venture capital investments in new and developing companies. The Partnership's financial condition is dependent upon the success of the portfolio companies. There is no ready market for many of the Partnership's investments. It is possible that some of its venture capital investments may be a complete loss or may be unprofitable and that others will appear likely to become successful, but may never realize their potential. The valuation of the Partnership's investments in securities for which there are no available market quotes is subject to the estimate of the Managing General Partners in accordance with the valuation guidance described in Note 1 to the financial statements included in the Partnership's Form 10-K for the year ended December 31, 2004.
In the absence of readily obtainable market values, the estimated fair value of the Partnership's investments may differ significantly from the values that would have been used had a ready market existed.

The Partnership continues to experience decreases in partners' capital resulting from overall market declines and from operations. For the three months ended March 31, 2005, the Partnership incurred a net decrease in partners' capital of $615,787. In addition, the Partnership's liquid assets, including unrestricted marketable equity investments, are not adequate to fund ongoing operations of the Partnership for 2005. These factors, among others, raise substantial doubt about the Partnership's ability to continue as a going concern. As a result, the Independent General Partners have tasked the Managing General Partners with examining a number of different options, including the possible early sale of some of the Partnership's private holdings. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

During the three months ended March 31, 2005, net cash used by operating activities totaled $1,500,155. The Partnership paid management fees of $11,161 to the Managing General Partners and reimbursed related parties for operating expenses of $1,297,731. In addition, $17,000 was paid to the Individual General Partners as compensation for their services. The Partnership paid other investment expenses of $174,263, and $0 was paid in interest on short-term borrowings. Interest income of $0 was received.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net decrease in partners' capital resulting from operations was $615,787 for the three months ended March 31, 2005, compared to a net decrease in partners' capital resulting from operations of $512,614 for the same period in 2004.

Net unrealized depreciation on equity investments was $377,651 at March 31, 2005, compared to net unrealized depreciation of $34,045 at December 31, 2004. During the quarter ended March 31, 2005, the Partnership recorded an increase in net unrealized depreciation on equity investments of $343,606, compared to a decrease in net unrealized depreciation of $424,831 during the same period in 2004. The change in 2005 and 2004 was due to fluctuations in the publicly traded prices of the Partnership's marketable equity securities.

During the quarter ended March 31, 2005 and 2004, there were no realized gains from venture capital limited partnership investments.

Total investment expenses were $344,154 and $854,703 for the quarters ended March 31, 2005 and 2004, respectively. The decrease was primarily due to decreased investment monitoring, computer services, and administrative services, and decreased professional fees.

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

                         TECHNOLOGY FUNDING VENTURE PARTNERS IV,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              TECHNOLOGY FUNDING LTD.
                              Managing General Partners




Date:  May 12, 2005     By:       /s/Charles R. Kokesh
                               --------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Ltd.






Technology Funding Venture Partners IV, L.P.            5/11/2005   4:45 PM
(a Delaware limited partnership)
Page 19 of 19

Technology Funding Venture Partners IV, L.P.
(a Delaware limited partnership)

Technology Funding Venture Partners IV, L.P.
(a Delaware limited partnership)