Form 10-Q
period 2005-06-30
TECHNOLOGY FUNDING VENTURE PARTNERS IV
filed 2005-08-15
CIK 826595

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 2005

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                             (unaudited)
                                               June 30,        December 31,
                                                2005               2004
                                             -----------       ------------
ASSETS

Investments:
 Equity investments (cost of
  $2,355,121 and $2,165,201 as of
  June 30, 2005, and December 31, 2004,
  respectively)                               $  842,024         $2,131,156
Cash and cash equivalents                         74,181          1,881,324
Prepaid expenses                                  81,366            100,159
Due from related party, net                      627,988                 --
Other assets                                          --              4,352
                                               ---------          ---------
   Total assets                               $1,625,559         $4,116,991
                                               =========          =========
LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses         $   23,765         $   21,274
Due to related parties, net                           --             39,165
Other liabilities                                  3,353              3,353
                                               ---------          ---------
   Total liabilities                              27,118             63,792

Commitments and contingencies (See Note 7)

Partners' capital
  Limited Partners
    (400,000 Units outstanding)                3,397,990          5,368,351
  General Partners                            (1,799,549)        (1,315,152)
                                               ---------          ---------
Total partners' capital                        1,598,441          4,053,199
                                               ---------          ---------
   Total liabilities and partners' capital    $1,625,559         $4,116,991
                                               =========          =========

The accompanying notes are an integral part of these financial statements.



STATEMENTS OF INVESTMENTS
-------------------------

                                         Principal
                                         Amount or    June 30, 2005          December 31, 2004
Industry                                 Shares at   ----------------        -----------------
(1)                         Investment    June 30,   Cost       Fair         Cost        Fair
Company           Position     Date        2005      Basis      Value        Basis       Value
-------------     --------  ----------  -----------  -----      -----        -----       -----

Equity Investments
------------------

Environmental
-------------
0.0% and 0.0% at June 30, 2005, and December 31, 2004, respectively
---------------------------------------------------------------------
Triangle
 Biomedical        Common
 Sciences, Inc.(a) shares and
                   attached
                   warrants at
                   $28.00;
                   expiring
                   2009         1999         366   $  10,614          0   $  10,614          0
                                                   ---------  ---------   ---------  ---------






STATEMENTS OF INVESTMENTS (continued)
-------------------------------------------

Medical/Biotechnology
---------------------
7.8% and 10.2% at June 30, 2005, and December 31, 2004, respectively
---------------------------------------------------------------------
Sanarus Medical,   Preferred    1999-
 Inc. (a) (b)      shares       2005    1,152,227    947,670    124,446     647,616    268,860
Various
 investments       various      various                   --         --     110,133    143,092
                                                   ---------  ---------   ---------  ---------
                                                     947,670    124,446     757,749    411,952
                                                   ---------  ---------   ---------  ---------
Retail / Consumer Products
--------------------------
40.3% and 39.8% at June 30, 2005, and December 31, 2004, respectively
--------------------------------------------------------------------
Dakota             LLC
 Holdings, LLC (a) units        2003     879,638     879,638    615,747     879,638  1,539,367
Various
 Investments       various      2004      43,744      72,503     29,020      72,503     72,528
                                                    --------  ---------   ---------  ---------
                                                     952,141    644,767     952,141  1,611,895
                                                    --------  ---------   ---------  ---------

Venture Capital Limited Partnership Investments
-----------------------------------------------
4.6% and 2.6% at June 30, 2005, and December 31, 2004, respectively
-------------------------------------------------------------------
Various           Ltd.
 investments      partnership
                  interests     various  various     444,696     72,811     444,697    107,309
                                                    --------  ---------    --------   --------
STATEMENTS OF INVESTMENTS (continued)
-------------------------------------------

Total investments - 52.7% and 52.6% at
 June 30, 2005, and December 31, 2004,
 respectively                                     $2,355,121  $ 842,024  $2,165,201 $2,131,156
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

(1) Represents the total fair value of a particular industry segment as a percentage of partners' capital at 06/30/05 and 12/31/04.

(2) The Partnership has no income-producing equity investments except for convertible notes, which include accrued interest.  Interest rates on such notes are 3.21 percent.

The accompanying notes are an integral part of these financial statements.


STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                               For the Three Months           For the Six Months
                                                  Ended June 30,                Ended June 30,
                                               --------------------           ------------------
                                               2005           2004            2005          2004
                                              ------         ------          ------        ------
Investment income:
 Notes receivable interest                        --      $     417              --    $      833
 Short-term investment interest and other        645             10             645           477
                                             -------      ---------       ---------     ---------
  Total investment income                        645            427             645         1,310

Investment expenses:
 Management fees                               8,603         12,789          19,457        23,212
 Individual General Partners' compensation    13,000         18,000          30,000        30,125
 Investment operations                       105,058         28,004         129,967       180,593
 Administrative and investor services        168,567        208,309         378,150       830,417
 Professional fees                            50,032         16,532         104,596        31,422
 Computer services                            23,155         46,617          50,398        85,394
 Bad debt expense                            352,545             --         352,545            --
 Interest expense                                 --          3,928              --         7,719
                                             -------      ---------       ---------     ---------
  Total investment expenses                  720,960        334,179       1,065,113     1,188,882
                                             -------      ---------       ---------     ---------
Net investment loss                         (720,315)      (333,752)     (1,064,468)   (1,187,572)
                                             -------      ---------       ---------     ---------



STATEMENTS OF OPERATIONS (unaudited) (continued)
-----------------------------------------------

 Realized gain from recovery of
  investments previously written off              --             --              --        98,111
 Realized gain from sales of equity
  investments                                 16,790             --          88,762       148,599
 Realized loss from venture capital
  limited partnership write-off                   --             --              --      (330,335)
 Realized loss from investment
  write-off                                       --       (619,687)             --      (619,687)
 Realized gain from venture capital
  limited partnership investments                 --             --              --            --
                                             -------      ---------       ---------     ---------
Net realized income (loss)                    16,790       (619,687)         88,762      (703,312)
                                             -------      ---------       ---------     ---------
(Increase) decrease in unrealized
 depreciation:
  Equity investments                      (1,135,446)       487,322      (1,479,052)      912,153
  Notes receivable                                --             --              --            --
                                             -------      ---------       ---------     ---------
Net (increase) decrease in unrealized
  depreciation                            (1,135,446)       487,322      (1,479,052)      912,153
                                             -------      ---------       ---------     ---------

Net (decrease) in partners'
 capital resulting from operations       $(1,838,971)     $(466,117)    $(2,454,758)   $ (978,731)
                                           =========      =========       =========     =========
Net (decrease) in partners'
 capital resulting from operations
 per Unit                                $     (3.70)     $   (0.93)    $     (4.93)   $    (1.96)
                                             =======      =========       =========     =========

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                        For the Six Months Ended June 30,
                                        ---------------------------------
                                             2005               2004
                                          ----------         ----------
Net decrease in partners'
 capital resulting from operations         (2,454,758)        (978,731)

Adjustments to reconcile decrease
 in partners' capital resulting
 from operations to net cash used
 by operating activities:
  Bad debt expense                            352,545               --
  Realized gain from venture capital
   limited partnership investments                 --               --
  Net realized gain on the sale of
   equity investments                         (88,762)        (148,599)
  Net realized gain on the recovery
   of investments previously written off           --          (98,111)
  Net realized loss from the write-off
   of venture capital limited
   partnership investments                         --          330,335
  Net realized loss from the write-off
   of equity investments                                       619,687
  Net decrease in unrealized
   depreciation of equity investments       1,479,052         (912,153)
  Net changes in operating assets and
   liabilities:
   Unrealized depreciation of
    notes receivable                               --               --
   Accrued interest on notes receivable            --             (832)
   Prepaid expenses                            18,793           20,022
   Other receivable                                --           73,778
   Due from related parties, net           (1,019,698)              --
   Due to related parties                          --          718,197
   Accounts payable and accrued
    expenses                                    2,491          (37,324)
   Other changes, net                           4,352          (19,490)
                                              -------         ---------
Net cash used by
 operating activities                      (1,705,985)        (433,221)
                                              -------         ---------


STATEMENTS OF CASH FLOWS (unaudited)(continued)
----------------------------------------------

Cash flows from investing activities:
 Purchase of equity investments              (300,000)              --
 Proceeds from venture capital
  limited partnership investments                  --               --
 Proceeds from the sale of equity
  investments                                 198,84           196,516
Proceeds from the recovery of investments
 previously written off                            --           98,111
                                             --------        ---------
Net cash (used) provided by investing
 activities                                  (101,158          294,627
                                             --------        ---------

Cash flows from financing activities:
 Short-term borrowings                             --           32,235
                                            ---------        ---------

Net cash provided by financing
 Activities                                        --           32,235
                                            ---------        ---------

Net (decrease) in cash
 and cash equivalents                      (1,807,143)        (106,359)

Cash and cash equivalents at
 beginning of year                          1,881,324          109,664
                                             --------        ---------

Cash and cash equivalents
 at June 30                                   $ 74,18        $   3,305
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

The accompanying financial statements are prepared using accounting principles generally accepted in the United States of America, which may not equate to tax accounting. The cost of investments on a tax basis at June 30, 2005, and December 31, 2004, was $2,956,968 and $2,810,768,
respectively. At June 30, 2005, and December 31, 2004, gross unrealized depreciation on investments based on cost for federal income tax purposes was as follows:

                                         June 30,    December 31,
                                          2005           2004
                                      ------------   ------------
Unrealized appreciation               $     8,555    $   717,774
Unrealized depreciation                (2,123,497)    (1,397,384)
                                        ---------      ---------
Net unrealized depreciation           $(2,114,942)   $  (679,610)
                                        =========      =========


4.     Related Party Transactions
       --------------------------

Related party costs are included in investment expenses shown on the Statements of Operations. Related party costs for the six months ended June 30, 2005 and 2004, were as follows:

                                                  2005          2004
                                                --------      --------
   Management fees                             $  19,457    $   23,212
   Individual General Partners' compensation      30,000        30,125
   Reimbursable operating expenses               663,111     1,112,100


Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual periodically. There were $178,751 and $259,835 due to related parties at June 30, 2005, and December 31, 2004, respectively, for such expenses.

Management fees due to the Managing General Partners and included in due to related parties, were $2,866 and $3,924 at June 30, 2005, and December 31, 2004, respectively.

Fees due to the Independent General Partners and included in due from related parties, net were $13,000 and $0 at June 30, 2005 and December 31, 2004, respectively.

As of June 30, 2005 and December 31, 2004, the Partnership has a due from related party receivable of $1,175,150 and $224,594, respectively, related to its investment in Dakota Holdings, LLC. The Partnership has advanced funds to the company for operations. It is the Managing General Partners' expectation that all or a portion of this receivable will be converted into additional equity investments. Management periodically reviews the receivable for collectibility. Based on this review, management has recorded a reserve on the receivable of $352,545 as of June 30, 2006.
There was no such reserve as of December 31, 2004.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. Any such profit is allocated amongst the Partnership and affiliated partnerships based upon their proportionate investment in the portfolio company. One of the Managing General Partners serves as interim CEO and Chairman of the Board for Dakota Arms, Inc., a portfolio company. The Managing General Partner does not receive any compensation for these services.

Retention bonuses were offered to and accepted by key employees of the Managing General Partners during 2002. The bonuses, incremented by annual salary increases, will be paid to those individuals who are still full-time employees of the Managing General Partners in April 2007. The expense for the bonus is recognized ratably over the beneficial period, October 2002 to April 2007. As of June 30, 2005, the Partnership has recognized expense of $100,115. No adjustment to the retention bonus amount previously paid by the Partnership is made upon the resignation of personnel. The Managing General Partners may adjust the retention bonus amount when a replacement person is hired.

5.     Equity Investments
       ------------------

All investments are valued at fair value as determined in good faith by the Managing General Partners.

Restricted Securities
---------------------

At June 30, 2005, and December 31, 2004, restricted securities had aggregate costs of $2,355,121 and $2,165,201, respectively, and aggregate fair values of $842,024 and $2,131,156, respectively, representing 52.7 percent and 52.6 percent, respectively, of the net assets of the Partnership.

Significant purchases or sales of equity investments during the six months ended June 30, 2005, were as follows:

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

Sanarus Medical, Inc.
---------------------

In January 2005, the Partnership purchased 375,939 Series D Preferred shares at a cost of $300,000.

Laser Diagnostic Technologies
-----------------------------

In April 2005, the Partnership sold its entire position in the company for proceeds of $126,869, resulting in a realized gain of $16,790.

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

6.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at June 30, 2005, and December 31, 2004, consisted of demand accounts totaling $74,181 and $1,881,324, respectively.

7.     Commitments and Contingencies
       -----------------------------

From time to time the Partnership becomes a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity investment fundings, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are not recognized in the financial statements. At June 30, 2005, there were no unfounded commitments.

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

8.     Financial Highlights
       --------------------

                                    For The Six Months Ended June 30,
                                    ---------------------------------
                                           2005          2004
                                          ------        ------
(all amounts on a per Unit basis)
Net asset value,
 beginning of period                      $13.42        $2.97

(Loss) from investment operations:
  Net investment loss                      (2.13)       (2.38)
  Net realized and unrealized
   gain on investments                     (2.80)         .42
                                            ----         ----
  Total from investment operations         (4.93)       (1.96)
                                            ----         ----
Net asset value, end of period             $8.49       $ 1.01
                                            ====         ====
Total return                              (36.70)%     (65.96)%

Ratios to average net assets:
 Net investment loss                      (19.43)%    (119.42)%
 Expenses                                 (24.29)%     149.43%


Pursuant to the Partnership Agreement, net profit shall be allocated first to those Partners with deficit capital account balances until such deficits have been eliminated. The net asset values shown above assume the Partnership is in liquidation. Upon liquidation, the General Partners would contribute capital equal to the amount of the Limited Partners' deficit. As of June 30, 2005 and December 31, 2004, the General Partners have a negative capital balance of $1,799,549 and $1,315,152, respectively.

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

The Partnership continues to experience decreases in partners' capital resulting from overall market declines and from operations. For the six months ended June 30, 2005, the Partnership incurred a net decrease in partners' capital of $2,454,758 . In addition, the Partnership's liquid assets, including unrestricted marketable equity investments, are not adequate to fund ongoing operations of the Partnership for 2005. These factors, among others, raise substantial doubt about the Partnership's ability to continue as a going concern. As a result, the Independent General Partners have tasked the Managing General Partners with examining a number of different options, including the possible early sale of some of the Partnership's private holdings. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

During the six months ended June 30, 2005, net cash used by operating activities totaled $1,705,985. The Partnership paid management fees of $20,515 to the Managing General Partners and reimbursed related parties for operating expenses of $744,195. Advances of $950,556 were made to Dakota Arms during the period. In addition, $17,000 was paid to the Individual General Partners as compensation for their services. Interest income of $331 was received. Other net receipts were $25,950.

Cash and cash equivalents at June 30, 2005, were $74,181. Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net decrease in partners' capital resulting from operations was $1,838,971 for the quarter ended June 30, 2005, compared to a net decrease in partners' capital resulting from operations of $466,117 for the same period in 2004.

Net unrealized depreciation on equity investments was $1,513,097 and $34,045 at June 30, 2005 and December 31, 2004, respectively. During the quarter ended June 30, 2005, the Partnership recorded a decrease in net unrealized depreciation on equity investments of $1,135,446 compared to a decrease in net unrealized depreciation of $487,322 during the same period in 2004. The change in 2005 was due primarily to a change in the fair value of privately held securities. The change in 2004 was due to decreases in the publicly traded prices of the Partnership's marketable equity securities.

During the quarter ended June 30, 2005 and 2004, there were no realized gains from venture capital limited partnership investments.

Total investment expenses were $720,960 and $334,179 for the quarters ended June 30, 2005 and 2004, respectively. The increase was primarily due to an increased valuation reserve on the Dakota Holdings receivable.

Current six months compared to corresponding six months in the preceding
------------------------------------------------------------------------
year
----

Net decrease in partners' capital resulting from operations was $2,454,758 for the six months ended June 30, 2005, compared to a net increase in partners' capital resulting from operations of $978,731 for the same period in 2004.

Net unrealized depreciation on equity investments was $1,513,097 at June 30, 2005, compared to net unrealized depreciation of $34,045 at December 31, 2004. During the six months ended June 30, 2005, the Partnership recorded an increase in net unrealized depreciation on equity investments of $1,479,052 compared to a decrease in net unrealized depreciation of $912,153 during the same period in 2004. The change in 2005 was due primarily to a change in the fair value of privately held securities. The change in 2004 was due to the increase in the fair values of privately held companies in the environmental and medical/biotechnology industries.

Total investment expenses were $1,065,113 and $1,188,882 for the six months ended June 30, 2005 and 2004, respectively. The decrease was primarily due to decreased investment monitoring, computer services, and administrative services, partially offset by an increased valuation reserve on the Dakota Holdings receivable.

During the six months ended June 30, 2004, there were no realized gains or losses from venture capital limited partnership investments.

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

                         TECHNOLOGY FUNDING VENTURE PARTNERS IV,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              TECHNOLOGY FUNDING LTD.
                              Managing General Partners




Date:  August 15, 2005    By:     /s/Charles R. Kokesh
                               --------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Ltd.






Technology Funding Venture Partners IV, L.P.
(a Delaware limited partnership)
Page 16 of 21

Technology Funding Venture Partners IV, L.P.
(a Delaware limited partnership)