Form 10-Q
period 2005-09-30
TECHNOLOGY FUNDING VENTURE PARTNERS IV
filed 2005-11-14
CIK 826595

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2005

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

STATEMENTS OF NET ASSETS IN LIQUIDATION
---------------------------------------

                                             (unaudited)
                                            September 30,      December 31,
                                                2005               2004
                                            -------------      ------------
ASSETS

Investments:
 Equity investments (cost of
  $2,339,961 and $2,165,201 at
  September 30, 2005, and
  December 31, 2004, respectively)            $  856,112         $2,131,156
Cash and cash equivalents                         44,608          1,881,324
Prepaid expenses                                  74,934            100,159
Due from portfolio company, net                  864,545            224,594
Other assets                                          --              4,352
                                               ---------          ---------
   Total assets                               $1,840,199         $4,341,585
                                               =========          =========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses         $   33,040         $   21,274
Due to related parties, net                      322,761            263,759
Other liabilities                                  3,353              3,353
                                               ---------          ---------
   Total liabilities                             359,154            288,386

Commitments and contingencies (See Note 8)


BALANCE SHEETS (continued)
--------------------------

Partners' capital
  Limited Partners
    (400,000 Units outstanding)                3,306,954          5,368,351
  General Partners                            (1,825,909)        (1,315,152)
                                               ---------          ---------
Total partners' capital                        1,481,045          4,053,199
                                               ---------          ---------
   Total liabilities and partners' capital    $1,840,199         $4,341,585
                                               =========          =========




























The accompanying notes are an integral part of these financial statements.



STATEMENTS OF INVESTMENTS
-------------------------

                                         Principal
                                         Amount or     September 30, 2005    December 31, 2004
Industry                                 Shares at     ------------------    -----------------
(1)                         Investment  September 30,   Cost       Fair      Cost        Fair
Company           Position     Date        2005         Basis      Value     Basis       Value
-------------     --------  ----------  -----------     -----      -----     -----       -----

Equity Investments
------------------

Environmental
-------------
0.0% and 0.0% at September 30, 2005, and December 31, 2004, respectively
--------------------------------------------------------------------------
Triangle
 Biomedical        Common
 Sciences, Inc.(a) shares and
                   attached
                   warrants
                   at $28.00;
                   expiring
                   2009         1999         366      10,614         --      10,614         --
                                                   ---------  ---------   ---------  ---------






STATEMENTS OF INVESTMENTS (continued)
--------------------------------------------

Medical/Biotechnology
---------------------
31.1% and 10.2% at September 30, 2005, and December 31, 2004, respectively
--------------------------------------------------------------------------
Sanarus Medical    Preferred   1999-
 Inc. (a) (b)      shares      2005     1,152,227    947,615    460,891     647,616    268,860
Various                        1998-
 Investments       various     2004       various         55         22     110,133    143,092
                                                   ---------  ---------   ---------  ---------
                                                     947,670    460,913     757,749    411,952
                                                   ---------  ---------   ---------  ---------
Retail / Consumer Products
--------------------------
21.8% and 39.8% at September 30, 2005, and December 31, 2004, respectively
-------------------------------------------------------------------------
Dakota Holdings    LLC          2003-
 LLC (a)(b)        Units        2004     879,638     879,638    307,873     879,638  1,539,367
Various            Preferred
 investments       shares       2004      43,744      72,503     14,515      72,503     72,528
                                                    --------  ---------   ---------  ---------
                                                     952,141    322,388     952,141  1,611,895
                                                    --------  ---------   ---------  ---------

Venture Capital Limited Partnership Investments
-----------------------------------------------
4.9% and 2.6% at September 30, 2005, and December 31, 2004, respectively
------------------------------------------------------------------------
Various            Ltd.
 Investments       partnership
                   Interests    various   various    429,536     72,811     444,697    107,309
                                                   ---------  ---------   ---------  ---------
STATEMENTS OF INVESTMENTS (continued)
--------------------------------------------

Total investments - 57.8% and 52.6% at
 September 30, 2005, and December 31, 2004,
 respectively                                     $2,339,961 $  856,112  $2,165,201 $2,131,156
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

(1)	Represents the total fair value of a particular industry segment as a percentage of partners' capital at 09/30/05 and 12/31/04.


The accompanying notes are an integral part of these financial statements.


STATEMENTS OF CHANGES IN NET ASSETS (unaudited)
-----------------------------------------------

                                               For the Three Months           For the Nine Months
                                                Ended September 30,            Ended September 30,
                                               --------------------           -------------------
                                                2005          2004             2005         2004
                                               ------        ------           ------       ------
Investment income:
 Notes receivable interest                 $      --      $     420       $      --    $    1,253
 Short-term investment interest and other        625             12           1,270           489
                                           ---------      ---------       ---------     ---------
  Total investment income                        625            432           1,270         1,742

Investment expenses:
 Management fees                               4,064          9,705          23,521        32,917
 Individual General Partners' compensation    10,000         10,500          40,000        40,625
 Investment operations                        23,620         80,672         153,587       261,265
 Liquidation expenses                             --        820,040              --       820,040
 Administrative and investor services        170,611        331,950         548,761     1,162,367
 Professional fees                            30,404         28,260         135,000        59,682
 Computer services                            25,063         28,410          75,461       113,804
 Bad debt expense                             17,974             --         370,519            --
 Interest expense                                 --          4,616              --        12,335
                                           ---------      ---------       ---------     ---------
  Total investment expenses                  281,736      1,314,153       1,346,849     2,503,035
                                           ---------      ---------       ---------     ---------
Net investment loss                         (281,111)    (1,313,721)     (1,345,579)   (2,501,293)
                                           ---------      ---------       ---------     ---------



STATEMENTS OF CHANGES IN NET ASSETS (unaudited) (continued)
-----------------------------------------------------------

 Realized gain from recovery of
  investments previously written off          86,037             --          86,037        98,111
 Realized gain (loss) from sales of
  equity investments                          48,430        (27,381)        137,192       121,218
Realized loss from venture capital
  limited partnership write-off                   --        (41,124)             --      (371,459)
 Realized loss from investment
  write-off                                       --             --              --      (619,687)
                                           ---------      ---------       ---------     ---------
Net realized income (loss)                   134,467        (68,505)        223,229      (771,817)
                                           ---------      ---------       ---------     ---------

Net decrease (increase)
 in unrealized depreciation                   29,248      1,475,911      (1,449,804)    2,388,064
                                           ---------      ---------       ---------     ---------

Net (decrease) increase in partners'
 capital resulting from operations         $(117,396)   $    93,685     $(2,572,154)   $ (885,046)
                                           =========      =========       =========     =========
Net (decrease) increase in partners'
 capital resulting from operations
 per Unit                                  $    (.22)   $      0.19     $     (5.15)   $    (1.77)
                                             =======      =========       =========     =========

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                               For the Nine Months
                                               Ended September 30,
                                           ----------------------------
                                             2005               2004
                                           ---------          ---------
Net (decrease) in partners'capital
 resulting from operations               $(2,572,154)      $   (885,046)

Adjustments to reconcile decrease
 in partners' capital resulting
 from operations to net cash (used)
 provided by operating activities:
  Bad debt expense                           370,519                 --
  Net realized gain on the sale of
   equity investments                       (137,192)          (121,218)
  Net realized gain on the recovery
   of investments previously written off     (86,037)           (98,111)
  Net realized loss from the write-off
   of venture capital limited
   partnership investments                        --            371,459
  Net realized loss from the write-off
   of equity investments                          --            619,687
  Net increase (decrease) in unrealized
   depreciation of equity investments      1,449,804         (2,388,064)
  Net changes in operating assets and
   liabilities:
    Accrued interest on notes receivable          --             (1,253)
    Prepaid expenses                          25,225            140,203
    Other receivable                              --             68,323
    Due to related parties, net               59,002          1,435,806
    Due from portfolio company, net       (1,010,470)          (224,594)
    Accounts payable and accrued
     expenses                                 11,766            793,200
    Other changes, net                         4,352             82,452
                                           ---------          ---------

Net cash used by operating activities     (1,885,185)          (207,156)
                                           ---------          ---------


STATEMENTS OF CASH FLOWS (unaudited)(continued)
----------------------------------------------

Cash flows from investing activities:
 Purchase of equity investments            (300,000)           (230,490)
Proceeds from the sale of equity
  investments                               247,272             317,380
Proceeds from the recovery of investments
 previously written off                      86,037              98,111
Distributions from venture capital
  limited partnership investments            15,160                  --
                                          ---------           ---------
Net cash provided by investing
 activities                                  48,469             185,001
                                          ---------           ---------

Cash flows from financing activities:
 Short-term borrowings                           --              36,851
                                          ---------           ---------

Net cash provided by financing
 activities                                      --              36,851
                                          ---------           ---------

Net (decrease) increase in cash and
 cash equivalents                        (1,836,716)             14,696

Cash and cash equivalents at
 beginning of year                        1,881,324             109,664
                                          ---------           ---------

Cash and cash equivalents
 at September 30                         $   44,608          $  124,360
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

3.     Reclassifications
       -----------------
Certain balances in prior periods have been reclassified in accordance with current year balances for comparability.

4.     Provision for Income Taxes
       --------------------------

No provision for income taxes has been made by the Partnership, as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

The accompanying financial statements are prepared using accounting principles generally accepted in the United States of America, which may not equate to tax accounting. The cost of investments on a tax basis at September 30, 2005, and December 31, 2004, was $2,956,968 and $2,810,768
respectively. At September 30, 2005, and December 31, 2004, gross unrealized depreciation on investments based on cost for federal income tax purposes was as follows:

                                     September 30,   December 31,
                                          2005           2004
                                     -------------   ------------
Unrealized appreciation               $     8,599    $   717,774
Unrealized depreciation                (2,109,455)    (1,397,384)
                                        ---------      ---------
Net unrealized depreciation           $(2,100,856)   $  (679,610)
                                        =========      =========


5.     Related Party Transactions
       --------------------------

Related party costs are included in investment expenses shown on the Statements of Operations. Related party costs for the nine months ended September 30, 2005 and 2004, were as follows:

                                                  2005          2004
                                                --------      --------
   Management fees                            $   23,521      $ 32,917
   Individual General Partners' compensation      40,000        40,625
   Reimbursable operating expenses               912,809     1,597,118
   Liquidation expenses                               --       820,040


The Partnership reimburses the Managing General Partners for certain operating expenses incurred in connection with the business of the Partnership. Reimbursable operating expenses paid by the Managing General Partners include expenses (other than organizational and offering expenses and general partner overhead) such as administrative and investor services, investment operations, and computer services. Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual periodically. There were $305,830 due to related parties and included in due to related party, net at September 30, 2005 for such expenses. There were $259,835 due to related parties and included in due to related party, net at December 31, 2004.

Management fees due to the Managing General Partners and included in due to related parties, net at September 30, 2005 and due to related parties, net at December 31, 2004 were $6,931 and $3,924, respectively.

Fees due to the Independent General Partners and included in due to related parties, net were $10,000. There was no such liability as of December 31, 2004.

As of September 30, 2005 and December 31, 2004, the Partnership has a due from related party receivable of $1,235,064 and $224,594, respectively, related to its investment in Dakota Holdings, LLC. The Partnership has advanced funds to the company for operations. It is the Managing General Partners' expectation that all or a portion of this receivable will be converted into additional equity investments. Management periodically reviews the receivable for collectibility. Based on this review, management has recorded a reserve on the receivable of $370,519 as of September 30, 2005. There was no such reserve as of December 31, 2004.

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

Retention bonuses were offered to and accepted by key employees of the Managing General Partners during 2002. The bonuses, incremented by annual salary increases, will be paid to those individuals who are still full-time employees of the Managing General Partners in April 2007. Due to an anticipated liquidation, as of September 30, 2005, the Partnership has fully amortized the expense for the bonus and recognized an expense of $110,127.

6.     Equity Investments
       ------------------

All investments are valued at fair value as determined in good faith by the Managing General Partners.


Restricted Securities
---------------------

At September 30, 2005 and December 31, 2004, restricted securities had aggregate costs of $2,339,961 and $2,165,201, respectively, and aggregate fair values of $856,112 and $2,131,156, respectively, representing 57.8 percent and 20.7 percent, respectively, of the net assets of the Partnership.

Significant purchases or sales of equity investments during the nine months ended September 30, 2005, were as follows:

Corautus Genetics Inc.
----------------------

In March 2005, the Partnership exercised a common stock warrant and received 14,550 shares. Subsequently, all the shares were sold for proceeds of $58,348, resulting in a realized gain of $58,348.

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

Sanarus Medical, Inc.
---------------------

In January 2005, the Partnership purchased 375,939 Series D Preferred shares at a cost of $300,000.

Laser Diagnostic Technologies
-----------------------------

In April 2005, the Partnership sold its entire position in the company for proceeds of $127,987, resulting in a realized gain of $17,907.

Redcell (formerly ConjuChem Inc.)
---------------------------------

In September 2005, the Partnership recovered and recorded a gain of $86,037 from Redcell, an investment that was previously written off.

Onset Enterprises Associates, L.P.,
----------------------------------

In September 2005, the Partnership received a cash distribution of $15,160 from Onset Enterprises Associates, L.P., a venture capital limited partnership. No gain was recorded.

Icagen, Inc.
------------

In September 2005, the Partnership received a stock distribution in the company from Medical Science Partners, a venture capital limited partnership previously written off. Subsequently, the Partnership sold its holdings in the company for proceeds of $47,312 and recorded a realized gain of $47,312.


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

7.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at September 30, 2005, and December 31, 2004, consisted of demand accounts totaling $44,608 and $1,881,324, respectively.

8.     Commitments and Contingencies
       -----------------------------

From time to time the Partnership becomes a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity investment fundings, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are not recognized in the financial statements. At September 30, 2005, the Partnership had no unfunded equity commitments.

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


 9.    Financial Highlights
       --------------------

                                    For The Nine Months Ended September 30,
                                    ---------------------------------------
                                           2005          2004
                                          ------        ------
(all amounts on a per Unit basis)
Net asset value,
 beginning of period                      $13.42        $13.53

(Loss) from investment operations:
  Net investment loss                      (2.69)        (5.00)
  Net realized and unrealized
   gain on investments                     (2.46)         3.23
                                           -----         -----
  Total from investment operations         (5.15)        (1.77)
                                           -----         -----
Net asset value, end of period            $ 8.27        $11.76
                                           =====         =====
Total return                              (38.40)%     (13.08)%

Ratios to average net assets:
 Net investment loss                      (24.82)%     (39.56)%
 Expenses                                  31.05%       49.48%


Pursuant to the Partnership Agreement, net profit shall be allocated first to those Partners with deficit capital account balances until such deficits have been eliminated. Upon liquidation, the General Partners would contribute capital equal to the amount of the Limited Partners' deficit. As of September 30, 2005 and December 31, 2004, the General Partners had a deficit capital balance of $1,825,909 and $1,315,152, respectively. Net asset value has been calculated in accordance with the provisions of the Partnership Agreement.


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

During the nine months ended September 30, 2005, net cash used by operating activities totaled $1,885,185. The Partnership paid management fees of $20,514 to the Managing General Partners and reimbursed related parties for operating expenses of $866,814. Advances of $1,010,470 were made to Dakota Arms during the period. In addition, $30,000 was paid to the Individual General Partners as compensation for their services. Interest income of $1,270 was received. Other net receipts were $41,343.

Cash and cash equivalents at September 30, 2005, were $44,608. Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.


Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net decrease in partners' capital resulting from operations was $117,396 for the quarter ended September 30, 2005, compared to a net increase in partners' capital resulting from operations of $93,685 for the same period in 2004.

Net unrealized depreciation on equity investments was $1,483,849 and $34,045 at September 30, 2005 and December 31, 2004, respectively. During the quarter ended September 30, 2005, the Partnership recorded a decrease in net unrealized depreciation on equity investments of $29,248 compared to a decrease in net unrealized depreciation of $1,475,911 during the same period in 2004. The change in 2005 was due to increases in the valuations of the privately held securities. The change in 2004 was due to the increase in the fair values of privately held companies in the environmental and medical/biotechnology industries.

During the quarters ended September 30, 2005 and 2004, there were no realized gains from venture capital limited partnership investments.

Total investment expenses were $281,736 and $1,314,153 for the quarters ended September 30, 2005 and 2004, respectively. The decrease was primarily due to decreased investment monitoring, computer services, and administrative services, partially offset by an increased valuation reserve on the Dakota Holdings receivable.

Current nine months compared to corresponding nine months in the preceding
-------------------------------------------------------------------------
year
----

Net decrease in partners' capital resulting from operations was $2,572,154 for the nine months ended September 30, 2005, compared to a net decrease in partners' capital resulting from operations of $885,046 for the same period in 2004.

Net unrealized depreciation on equity investments was $1,483,849 and $34,045 at September 30, 2005 and December 31, 2004, respectively. During the nine months ended September 30, 2005, the Partnership recorded an increase in net unrealized depreciation on equity investments of $1,449,804 compared to a decrease in net unrealized depreciation of $2,388,064 during the same period in 2004. The change in 2005 was due to increases in the valuations of the privately held securities. The change in 2004 was due to the increase in the fair values of privately held companies in the environmental and medical/biotechnology industries.

Total investment expenses were $1,346,849 and $2,503,035 for the nine months ended September 30, 2005 and 2004, respectively. The decrease was primarily due to decreased investment monitoring, computer services, and administrative services, partially offset by an increased valuation reserve on the Dakota Holdings receivable.

During the nine months ended September 30, 2005, there were no realized gains or losses from venture capital limited partnership investments.

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

                         TECHNOLOGY FUNDING VENTURE PARTNERS IV,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              TECHNOLOGY FUNDING LTD.
                              Managing General Partners




Date:  November 14, 2005    By:   /s/Charles R. Kokesh
                               --------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Ltd.






Technology Funding Venture Partners IV, L.P.
(a Delaware limited partnership)                 11/14/2005  12:04 PM
Page 7 of 21

Technology Funding Venture Partners IV, L.P.
(a Delaware limited partnership)