Form 10-K
period 2005-12-31
TECHNOLOGY FUNDING VENTURE PARTNERS IV
filed 2006-03-28
CIK 826595

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934

                 For The Year Ended December 31, 2005

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

The Partnership has elected to be a business development company under the Investment Company Act of 1940, as amended (the Act), and operates as a nondiversified investment company, as defined in the Act. The Partnership's term was extended for a two-year period to December 31, 1999, pursuant to unanimous approval by the Management Committee on December 5, 1997. In April 1999, the Management Committee further extended the term of the Partnership to December 31, 2001. At a special meeting on September 7, 2001, the Limited Partners elected to extend the term of the Partnership to December 31, 2002 and for up to three one-year extensions through December 31, 2005. On March 15, 2002, the Management Committee unanimously approved a one-year extension of the Partnership to December 31, 2003. On November 8, 2002, the Limited Partners approved an additional one-year extension of the Partnership's term through December 31, 2006. At the March 12, 2004, meeting, the Management Committee approved an extension of the Partnership's term to December 31, 2006.

In December of 2005, the Management Committee and the Managing General Partners adopted a plan of liquidation and began the implementation thereof. As part of the plan of liquidation and in conjunction with the anticipated dissolution and then liquidation of the Partnership, the Independent General Partners also approved the retention of an independent third party to assist in the sale of the Partnership's holdings. On February 15, 2006, the Independent General Partners approved a resolution directing the Managing General Partners to notice a Special Meeting of the Partnership at which meeting the Limited Partners would be asked to vote upon a proposal to dissolve the Partnership prior to its scheduled termination date of December 31, 2006, to place the Partnership's assets and liabilities in a liquidating trust to be formed for that purpose, and to withdraw the Partnership's election as a Business Development Company under the 1940 Act. Once the Liquidating Trust is formed and the Partnership's assets and liabilities are transferred to the Liquidating Trust, the Partnership shall be terminated for purposes of Delaware law and the terms of the Liquidating Trust Agreement will govern disposition of assets, proceeds and expenses. Further, the Managing General Partners have informed the Management Committee that they are only willing to continue funding the Partnership's operating expenditures through the completion of a prompt liquidation (estimated to be three to six months). Any proceeds from the liquidation of the assets of the Partnership will be paid first to creditors of the Partnership including the Managing General Partners as provided in Section 15.02 of the Limited Partnership Agreement. The amount owed to the Managing General Partners as creditors is expected to continue to increase until proceeds from the sale of assets allow payments to all of the creditors. Unless the net proceeds from sale of the Partnership's assets is substantially in excess of the aggregate estimated liquidation values presented in the balance sheet, it is likely that the sale proceeds will not be sufficient to meet the Partnership's obligations to the creditors. If that is the case, the limited partners may receive no proceeds upon completion of the liquidation process. Absent timely liquidation events and cash proceeds to support the continuing operation of the Partnership, the Managing General Partners may accelerate liquidation efforts to minimize further increases in the obligations to creditors. As of January 31, 2006, substantially all of the publicly traded holdings had been liquidated. As of December 31, 2005, all of the Partnership's holdings in privately held companies were valued at their estimated liquidation value. Upon dissolution, the Partnership, whether by vote at the proposed special meeting or by operation of the Partnership Agreement, will go into liquidation and pursuant to the Partnership Agreement will accrue all estimated liquidation costs and any future operating costs including administrative and investor services, computer services, record retention costs, professional fees and estimated legal costs of the Partnership through final termination, as provided for in the Partnership Agreement. Based on prior experience, management estimates it will take no more than three to six months to liquidate all remaining investments. In the meantime, an Independent Third Party has been assisting in the sale of Partnership holdings and will continue to solicit interest in purchasing those holdings. If no third party makes a bid acceptable to the Liquidating Trustee (who shall be the Management Committee, if still constituted, and otherwise shall be a Person proposed and approved by a Majority in Interest of the Limited Partners), the Managing General Partners may offer to acquire the remaining assets from the Liquidating Trust for the fair value at the time of the transaction. From December 31, 2005, through termination, the Partnership will continue to incur costs similar to those experienced in prior years under normal operating procedures except that there would be no charges related to ongoing investment operations.

Item 2.  PROPERTIES
------   ----------

The Registrant has no material physical properties.

Item 3.  LEGAL PROCEEDINGS
------   -----------------

From time to time, the Partnership is subject to routine litigation incidental to the business of the Partnership.
Although there can be no assurances as to the ultimate disposition of these matters, it is the opinion of the Managing General Partners, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operations and financial condition of the Partnership.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

The following matters were voted on by the Limited Partners in 2005:

The election of two Independent General Partners each to serve for a three-year term or until the earlier termination of the Partnership;

The election of two Managing General Partners each to serve for a three-year term or until the earlier termination of the Partnership;

Ratification of the Independent General Partners' appointment of Grant Thornton LLP as independent registered public accountants of the Partnership. After Grant Thornton subsequently terminated the client-auditor relationship between the Partnership and Grant Thornton, the Independent General Partners voted to ratify their appointment of Heard, McElroy & Vestal, LLP (the Heard Group) as independent registered public accountants of the Partnership.

                                 PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
------   -------------------------------------------------------------
         MATTERS
         -------

        (a) There is no established public trading market for the Units.

        (b) At December 31, 2005, there were 7,883 record holders of
            Units.

        (c) The Registrant, being a partnership, does not pay dividends. Cash distributions, however, may be made to the partners pursuant to the Partnership Agreement.

Item 6.  SELECTED FINANCIAL DATA
------   -----------------------

                                           For the Years Ended and As of December 31,
                                    ---------------------------------------------------------------
                                     2005           2004          2003          2002          2001
                                    ------         ------        ------        ------        ------

Total investment income          $     955   $     2,112    $   11,567    $   29,278    $   78,566

Net investment loss             (1,844,813)   (2,192,864)   (1,604,234)   (1,401,764)   (1,488,740)

Net realized gain (loss) from
 sales of equity investments       137,192     2,037,463     1,632,882      (163,956)     (346,759)

Realized gain from
 venture capital limited
 partnership investments             3,836       141,428        73,406        18,036       295,343

Realized gain from recovery of
 investments previously
 written off                        86,037        98,111            --       356,841        47,540
Realized loss from
 investment write-offs             (29,840)     (991,146)     (316,239)   (4,848,611)   (1,615,883)

(Increase) decrease in
 unrealized depreciation:
  Equity investments            (2,166,726)    1,554,051     2,203,754    (2,249,130)   (3,171,163)
  Notes receivable                      --            --        10,437     4,874,425      (158,807)

Income from extinguishment
  of debt                               --       306,267            --       571,478            --

Other income                           314         8,473       193,830       774,298            --

Net (decrease) increase in
 partners' capital resulting
 from operations                (3,814,000)      961,783     2,193,836    (2,068,363)   (6,438,469)


Net (decrease) increase in
 partners capital resulting
 from operations per Unit            (7.67)       (0.11)         0.15         (4.36)       (13.08)

Total assets                     1,110,806     4,341,585     4,169,347     2,515,657     3,991,947





Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
------   -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

Liquidity and Capital Resources
-------------------------------

The Partnership operates as a business development company under the Investment Company Act of 1940 and makes venture capital investments in new and developing companies. The Partnership's financial condition is dependent upon the success of the portfolio companies. There is no ready market for many of the Partnership's investments. It is possible that some of its venture capital investments may be a complete loss or may be unprofitable and that others will appear likely to become successful, but may never realize their potential. The valuation of the Partnership's investments in securities for which there are no available market quotes is subject to the estimate of the Managing General Partners in accordance with the valuation guidance described in Note 1 to the financial statements. In the absence of readily obtainable market values, the estimated fair value of the Partnership's investments may differ significantly from the values that would have been used had a ready market existed. As described in Note 1 to the financial statements, the Partnership is currently in liquidation and all remaining investments are being carried at their estimated liquidation value.

For the year ended December 31, 2005, net cash used by operating activities totaled $1,878,529. The Partnership paid management fees of $30,892 to the Managing General Partners and reimbursed related parties for operating expenses of $824,102 in 2005. In addition, $52,000 was paid to the Independent General Partners as compensation for their services. Advances of $1,080,974 were made to Dakota Arms, Inc., a portfolio company, during the period. For the year ended December 31, 2005, the Partnership funded equity investments of $300,000 to portfolio companies in the medical/biotechnology industries. Proceeds from equity sales provided cash of $247,272. The Partnership received cash distributions from venture capital limited partnerships totaling $18,996. During 2005 the Partnership received $86,037 for payment of notes receivable from RedCell, Inc. that had been written off in 1998. Interest income of $955 was received and other net receipts were $56,179.

At December 31, 2005, there were no unfunded commitments.

Results of Operations
---------------------

2005 compared to 2004
---------------------

The net decrease in partners' capital resulting from operations was $3,814,000 in 2005, compared to an increase of $961,783 in 2004.

During 2005, there were realized losses from investment write-offs of $29,840, which represents the Partnership's total investment in Onset Enterprises Associates, L.P. During 2004, the Partnership recorded realized losses from investment write-offs of $991,146, which represents the Partnership's total investment in WorldRes.com, Inc., Newtek Ventures II, L.P. and Utah Ventures Limited Partnership.

Unrealized depreciation on equity investments was $2,571,290 and $34,045 at December 31, 2005 and 2004, respectively. During 2005, the decrease in unrealized depreciation of equity investments of $2,166,726 was primarily attributable to decreases in management's valuation of private portfolio companies in the medical/biotechnology and retail/consumer products industries. During the year ended December 31, 2004, the decrease in net unrealized depreciation on equity investments of $1,554,051 was primarily a result of the write-offs of WorldRes.com, Inc. and Newtek Ventures II, L.P., the sales of iVillage Inc., Cypress Semiconductor Corporation and Applied NeuroSolutions, Inc. and from an increase in the value of Dakota Holdings, LLC.

In 2005 there was a net realized gain of $137,192, which primarily resulted from the sales of Corautus Genetics Inc., Laser Diagnostics Technologies, Inc. and Icagen, Inc. Net realized gain from sales of equity investments totaled $2,037,463 in 2004 and was primarily related to the sale of Cypress Semiconductor Corporation.

During 2005, the Partnership recorded net realized gains from venture capital limited partnership investments of $3,836 compared to gains of $141,428 during 2004. The gains represent distributions from profits of venture capital limited partnerships.

In 2005 and 2004, the Partnership received $86,037 and $98,111 from RedCell, Inc., for notes receivable from the Partnership that were previously written off.

On December 30, 2004, the Partnership turned over all of its share holdings in Corautus Genetics Inc. to a financial institution to satisfy the remaining balance on a note, and recognized a gain from extinguishment of debt of $306,267, resulting from the difference in fair value of the shares versus the amount of debt outstanding.

Investment expenses were $1,845,768 and $2,194,976 for 2005 and 2004, respectively.

2004 compared to 2003
---------------------

Net increase in partners' capital resulting from operations was $961,783 in 2004, compared to an increase of $2,193,836 in 2003.

Unrealized depreciation on notes receivable investments was $0 at December 31, 2004. During the year ended December 31, 2003, the net increase in unrealized depreciation of notes receivable of $10,437 was primarily attributable to a decrease in the fair value of notes issued to Avalon Visions Solutions, Inc.

During 2004, the Partnership recorded realized losses from investment write-offs of $991,146, which represents the Partnership's total investment in WorldRes.com, Inc., Newtek Ventures II, L.P. and Utah Ventures Limited Partnership. During 2003, there were realized losses from investment write-offs of $316,239, which represents the Partnership's total investment in Periodontix, Inc.

Unrealized depreciation on equity investments was $34,045 and $1,588,096 at December 31, 2004 and 2003, respectively. During the year ended December 31, 2004, the decrease in net unrealized depreciation on equity investments of $1,554,051 was primarily a result of the write-offs of WorldRes.com, Inc. and Newtek Ventures II, L.P., the sales of iVillage Inc., Cypress Semiconductor Corporation and Applied NeuroSolutions, Inc. and from an increase in the value of Dakota Holdings, LLC. During 2003, the decrease in unrealized depreciation of equity investments of $2,203,754 was primarily attributable to decreases in the market prices of publicly traded portfolio companies in the communications, environmental and microelectronics industries.

Other income was $193,830 for the year ended December 31, 2003, which was from the settlement of disputed legal fees related to an arbitration settlement.

Net realized gain from sales of equity investments totaled $2,037,463 in 2004 and was primarily related to the sale of Cypress Semiconductor Corporation. In 2003 there was a net realized gain of $1,632,882, which primarily resulted from the sale of KOR Electronics, Inc.

During 2004, the Partnership recorded net realized gains from venture capital limited partnership investments of $141,428 compared to gains of $73,406 during 2003. The gains represent distributions from profits of venture capital limited partnerships.

In 2004, the Partnership received a $98,111 payment from RedCell, Inc., subsequently ConjuChem, Inc., for notes receivable from the Partnership that were previously written off.

On December 30, 2004, the Partnership turned over all of its share holdings in Corautus Genetics Inc. to a financial institution to satisfy the remaining balance on a note and recognized a gain from extinguishment of debt of $306,267, resulting from the difference in fair value of the shares versus the amount of debt outstanding.

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

The Partnership does not have a significant exposure to public market price fluctuations as the Partnership primarily invests in private business enterprises. However, should significant changes in market equity prices occur, there could be a longer-term effect on valuations of private companies, which could affect the carrying value and the amount and timing of gains or losses realized on these investments. Since there is typically no public market for the Partnership's investments in private companies, the valuation of the investments is subject to the estimate of the Partnership's Managing General Partners. In the absence of a readily ascertainable market value, the estimated value of the Partnership's investments in private companies may differ significantly from the values that would be placed on the portfolio if a ready market existed. The Partnership's portfolio also includes common stocks in publicly traded companies. These investments are directly exposed to equity price risk, in that a hypothetical 10 percent change in these equity prices would result in a similar percentage change in the fair value of these securities. The Partnership's investments also include some debt securities. Since the debt securities are generally priced at a fixed rate, changes in interest rates do not directly impact interest income. The Partnership's debt securities are generally held to maturity or converted into equity securities of private companies. As described in Note 1 to the financial statements, the Partnership is currently in liquidation and all remaining investments are being carried at their estimated liquidation value.

Item 8.  FINANCIAL STATEMENTS
------   --------------------

The financial statements of the Registrant are set forth in Item
15.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
------   -----------------------------------------------------------
         AND FINANCIAL DISCLOSURE
         ------------------------

On August 18, 2005, Technology Funding Partners III, L.P., (the
"Partnership") filed a Current Report on Form 8-K/A disclosing that on August 16, 2005, Grant Thornton LLP (Grant Thornton) terminated the client-auditor relationship between Grant
Thornton and the Partnership.

There were no disagreements with the Partnership's former accountants, Grant Thornton, on any matter of accounting principles, financial statement disclosure, or auditing scope or procedure for the two years ended December 31, 2004, and the subsequent interim period through the date of termination.

On October 24, 2005, the chairman of the Partnership's Audit Committee approved the retention of the Heard Group as the Partnership's independent registered accounting firm. The Partnership has not consulted with the Heard Group regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Partnership's financial statements, or any other matter set forth in Item 304 (a) (2) of Regulation S-K (Reg. ss. 229.304 (a) (2)) during the last two fiscal years or thereafter through the date of this report, and no written or oral advice was provided that was an important factor considered by the Partnership in reaching a decision as to any accounting, auditing, or financial reporting issue.

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

                               PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------  --------------------------------------------------

As a partnership, the Registrant has no directors or executive officers. The Management Committee is responsible for the management and administration of the Partnership. The members of the Management Committee consist of the two Independent General Partners and a representative from Technology Funding Ltd., a California limited partnership (TFL). TFL and its wholly owned subsidiary, Technology Funding Inc., a California corporation (TFI), are the Managing General Partners. Reference is made to the information regarding Independent General Partners and the Managing General Partners in the Registrant's Proxy Statement related to the Meeting of Limited Partners held on May 20, 2005, which information is incorporated herein by reference.

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

Audit Committee
---------------

As of December 31, 2004, the Independent General Partners had established an Audit Committee of the Whole to oversee the accounting and financial reporting processes on behalf of the Independent General Partners. The Audit Committee of the Whole consisted of all of the Independent General Partners for each Technology Funding partnership with John W. Muncaster acting as liaison with the Managing General Partners. On March 11, 2005, the Independent General Partners restructured the Audit Committee of the Whole. An Audit Committee was established whereby John W. Muncaster, an Independent General Partner, will serve as Audit Committee Chairman with the remaining Independent General Partner serving as an Audit Committee member. The Independent General Partners are "independent" as defined by the Securities and Exchange Commission. The Independent General Partners have determined that the Audit Committee and the Audit Committee of the Whole did not have any member that would be considered an "audit committee financial expert" as that term is defined in Section 407 of the Sarbanes-Oxley Act of 2002. Given the anticipated termination date for the Partnership, the Independent General Partners have determined that the expense and the difficulty of recruiting a financial expert to serve on the Audit Committee outweigh any benefit to the Fund.

Item 11. EXECUTIVE COMPENSATION
-------  ----------------------

The Registrant has no officers, directors or employees. In 2005, the Partnership incurred management fees of $28,121. The fees are designed to compensate the Managing General Partners for General Partner Overhead incurred in performing management duties for the Partnership. General Partner Overhead (as defined in the Partnership Agreement) includes the General Partners' share of rent, utilities, property taxes and the cost of capital equipment and the general and administrative expenses paid by Managing General Partners in performing their obligations to the Partnership. The Partnership is governed by a Management Committee that consists of the Independent General Partners and one representative from the Managing General Partners. As compensation for their services, each of the Independent General Partners receive $14,000 annually plus $1,500 for each attended meeting of the Management Committee and committees thereof. In 2005, $52,000 in aggregate of such compensation was paid. The Independent General Partners are reimbursed for all out-of-pocket expenses relating to attendance of the meetings, committees or otherwise of the Management Committee. As disclosed in Footnote 3, the Managing General Partners are reimbursed for expenses related to providing services to the Partnership including compensation to individuals who are officers or partners of the Managing General Partners; such persons are not officers, directors, or employees of the Partnership and receive no direct compensation from the Partnership.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------  --------------------------------------------------------------

Not applicable. No Limited Partner beneficially holds more than 5 percent of the aggregate number of Units held by all Limited Partners, and neither the Managing General Partners nor any of their officers, directors or partners own any Units. The two Independent General Partners each own 20 Units. The Management Committee controls the affairs of the Partnership pursuant to the Partnership Agreement.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
-------  --------------------------------------

Audit Fees
----------

The Partnership paid aggregate fees of approximately $90,421 and $72,202 to its independent public accountants, the Heard Group and Grant Thornton LLP, for professional services rendered to the Partnership with respect to audits of the annual financial statements and reviews of the quarterly financial statements for the years ended December 31, 2005 and 2004, respectively.

Tax Fees
--------

The Partnership paid aggregate fees of approximately $22,216 and $19,778 to WTAS, Inc., and Grant Thornton LLP for tax-related services rendered to the Partnership for the years ended
December 31, 2005 and 2004, respectively. These services included preparation of the Partnership's tax returns.

All Other Fees
--------------

The Partnership did not pay any fees to the Heard Group, WTAS, Inc., or Grant Thornton LLP for services, other than the services referred to above, for the years ended December 31, 2005 and 2004, respectively.

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

                               PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
-------  ---------------------------------------

         (a) List of Documents filed as part of this Annual Report on Form 10-K

             (1)  Financial Statements - the following financial
                   statements are filed as a part of this Report:

Reports of Independent Registered Public Accounting
Firms as of December 31, 2005 and 2004 and for the three years ended December 31, 2005.
                  Balance Sheets as of December 31, 2005 and 2004
                  Statements of Investments as of
                   December 31, 2005 and 2004
                  Statements of Operations for the years
                   ended December 31, 2005, 2004 and 2003
                  Statements of Partners' Capital for the years
                   ended December 31, 2005, 2004 and 2003
                  Statements of Cash Flows for the years
                   ended December 31, 2005, 2004 and 2003
                  Notes to Financial Statements

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


We have audited the accompanying balance sheet of Technology Funding Venture Partners IV, an Aggressive Growth Fund, L.P. (a Delaware limited partnership, in process of liquidation) (the Partnership), including the statement of investments, as of December 31, 2005, and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included physical inspection of securities owned as of December 31, 2005. We believe our audit provides a reasonable basis for our opinion.

As described in Note 1 to the financial statements, in December 2005, the Management Committee and the Managing General Partners of the Partnership adopted a plan of liquidation and began the implementation thereof. As part of the plan of dissolution and then liquidation of the Partnership, the Independent General Partners also approved the retention of an independent third party to assist in the sale of the Partnership's holdings. Further, the Managing General Partners have informed the Management Committee that they are only willing to continue funding the Partnership's operating expenditures through the completion of a prompt liquidation (estimated to be three to six months). As a result, as of December 31, 2005, the Partnership changed its basis of accounting to the liquidation basis. Accordingly, the carrying values of the remaining assets as of December 31, 2005, are presented at estimated realizable value assuming prompt liquidation as determined by the Management Committee. It is possible that these estimates and the amount of time required to liquidate the remaining investments will change as the Managing General Partners gain additional information from their efforts to sell the remaining investments and from information provided by the third party retained to assist in selling the assets. We have reviewed the procedures applied by the Managing General Partners under the direction of the Management Committee in valuing such assets and have inspected underlying documentation; while in the circumstances the procedures appear to be reasonable and the documentation appropriate, determination of liquidation values involves subjective judgment which is not susceptible to substantiation by auditing procedures.

In our opinion, subject to the effect on the financial statements of the valuation of the remaining assets by the Managing General partners under the direction of the Management Committee as described in the preceding paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Funding Venture Partners IV, an Aggressive Growth Fund, L.P. as of December 31, 2005, and the results of its operations, changes in partners' capital, and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America applied on the basis described in the preceding paragraph.


_______________________               /S/  HEARD, MCELROY, VESTAL, LLP
Shreveport, Louisiana
March 20, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
-------------------------------------------------------
To the Partners of
     Technology Funding Venture Partners IV,
      an Aggressive Growth Fund, L.P.:


We have audited the accompanying balance sheets of Technology Funding Venture Partners IV, an Aggressive Growth Fund, L.P. (a Delaware limited partnership) (the Fund), including the statement of investments, as of December 31, 2004, and the related statements of operations, partners' capital, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included physical inspection of securities owned as of December 31, 2004. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Funding Venture Partners IV, an Aggressive Growth Fund, L.P. as of December 31, 2004, and the results of its operations, changes in partners' capital, and its cash flows for the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.


Albuquerque, New Mexico                      /S/GRANT THORNTON LLP
March 11, 2005

BALANCE SHEETS
--------------

                                                   December 31,
                                            ------------------------
                                             2005              2004
                                            ------            ------
ASSETS

Investments:
  Equity investments (cost basis of
   $3,615,689 and $2,165,201 for
   2005 and 2004, respectively)         $1,044,399        $2,131,156

Cash and cash equivalents                    2,795         1,881,324
Prepaid expenses                            60,115           100,159
Due from portfolio company                      --           224,594
Other assets                                 3,497             4,352
                                         ---------         ---------
       Total assets                     $1,110,806        $4,341,585
                                         =========         =========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses   $   36,240        $   21,274
Due to related parties                     832,014           263,759
Other liabilities                            3,353             3,353
                                         ---------         ---------
       Total liabilities                   871,607           288,386

Commitments and contingencies
   (See Note 10)

Partners' capital
 (400,000 Limited Partner Units
  outstanding)                             239,199         4,053,199
                                         ---------         ---------
       Total liabilities and
        partners' capital               $1,110,806        $4,341,585
                                         =========         =========

The accompanying notes are an integral part of these financial statements.


STATEMENTS OF INVESTMENTS
-------------------------

                                         Principal
                                         Amount or   December 31, 2005       December 31, 2004
Industry                                 Shares at   -----------------       -----------------
(1)                         Investment  December 31, Cost       Fair         Cost        Fair
Company           Position  Date          2005       Basis      Value        Basis       Value
-------------     --------  ----------  -----------  -----      -----        -----       -----
Equity Investments
------------------

SHORT TERM INVESTMENTS
----------------------

PRIVATELY HELD SECURITIES AVAILABLE FOR IMMEDIATE SALE
------------------------------------------------------

Medical/Biotechnology
---------------------
192.7% and 6.6% at December 31, 2005 and 2004, respectively
-----------------------------------------------------------
Sanarus
 Medical,          Preferred    1999-
 Inc. (a) (b)      shares       2005     776,288   $ 947,670  $ 460,913  $  647,671  $ 268,860
                                                   ---------  ---------  ----------  ---------

PUBLIC SECURITIES AVAILABLE FOR IMMEDIATE SALE
----------------------------------------------

Retail / Consumer Products
--------------------------
0.0% and 0.0% at December 31, 2005 and 2004, respectively
---------------------------------------------------------
Lifestyle
 Innovations,      Preferred
 Inc. (a) (b)      shares       2004           0         --          --          --         25
                                                   --------   ---------   ---------   --------

STATEMENTS OF INVESTMENTS (continued)
--------------------------------------------

Environmental
-------------
0.0% and 0.0% at December 31, 2005 and 2004, respectively
-----------------------------------------------------------
Various
 investments       various      1999     various      10,614         --      10,614         --
                                                   ---------  ---------  ----------  ---------

Medical Biotechnology
---------------------
0.0% and 3.5% at December 31, 2005 and 2004, respectively
-----------------------------------------------------------
Various
 investments       various      2004           0          --         --     110,079    143,070
                                                   ---------  ---------  ----------  ---------

Retail / Consumer Products
--------------------------
243.9% and 39.7% at December 31, 2005 and 2004, respectively
---------------------------------------------------------
Dakota             LLC          2003-
 Holdings, LLC (a) units        2004   1,614,638   2,165,888    565,121     879,638  1,539,367
Various
 investments       various (2)  2004      41,430      91,821     18,365      72,503     72,525
                                                   ---------    -------     -------  ---------
                                                   2,257,709    583,486     952,141  1,611,892
Venture Capital Limited Partnership Investments
-----------------------------------------------
0.0% and 2.6% at December 31, 2005 and 2004, respectively
---------------------------------------------------------
Various            Ltd.
 investments       Partnership
                   interests  various   various      399,696        --      444,696    107,309
                                                   ---------  ---------  ----------  ---------


Total investments - 436.6% and 52.6% at
 December 31, 2005 and 2004, respectively         $3,615,689 $1,044,399 $ 2,165,201 $2,131,156
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

(1) Represents the total fair value of a particular industry segment as a percentage of partners' capital at 12/31/05 and 12/31/04.

(2) The Partnership has no income-producing equity investments except for convertible notes which include accrued interest.  Interest rates on such notes are 4.79 percent.


The accompanying notes are an integral part of these financial statements.

STATEMENTS OF OPERATIONS
------------------------

                                    For the Years Ended December 31,
                                  -----------------------------------
                                   2005          2004           2003
                                  ------        ------         ------

Investment income:
 Notes receivable
  interest                    $       --   $        --   $    11,008
 Short-term investment
  interest                           955         2,112           559
                               ---------     ---------     ---------
    Total investment
     income                          955         2,112        11,567

Investment expenses:
 Management fees                  28,121        44,690        32,924
 Independent General
  Partners' compensation          52,000        70,625        40,000
 Investment operations           248,570       392,279       169,067
 Administrative and
  investor services              884,271     1,429,842     1,088,162
 Computer services                91,963       142,891       106,107
 Professional fees               170,324        96,868       163,857
 Interest expense                     --        17,781        15,684
 Bad debt expense                370,519            --            --
                                ---------      --------     ---------
    Total investment
     expenses                  1,845,768     2,194,976     1,615,801
                               ---------     ---------     ---------
Net investment loss           (1,844,813)   (2,192,864)   (1,604,234)
                               ---------     ---------     ---------
 Realized gain from
  venture capital limited
  partnership investments          3,836       141,428        73,406
 Net realized gain
  from sales of equity
  investments                    137,192     2,037,463     1,632,882
 Realized gain from recovery
  of investments previously
  written off                     86,037        98,111            --
 Realized loss from
  investment write-offs          (29,840)     (991,146)     (316,239)
                               ---------     ---------     ---------
Net realized gain                197,225     1,285,856     1,390,049
                               ---------     ---------     ---------


STATEMENTS OF OPERATIONS (continued)
-----------------------------------
                                    For the Years Ended December 31,
                                  -----------------------------------
                                   2005          2004           2003
                                  ------        ------         ------
 (Increase) decrease in
 unrealized depreciation:
  Equity investments          (2,166,726)    1,554,051     2,203,754
  Notes receivable                    --            --        10,437
                               ---------     ---------     ---------
Net (increase) decrease in
 unrealized depreciation      (2,166,726)    1,554,051     2,214,191
                               ---------     ---------     ---------

Other income:
  Income from extinguishment
   of debt                            --       306,267            --
  Other income                       314         8,473       193,830
                               ---------     ---------     ---------
     Total other income              314       314,740       193,830
                               ---------     ---------     ---------

Net (decrease) increase in
 partners' capital resulting
 from operations             $(3,814,000)  $   961,783   $ 2,193,836
                               =========     =========     =========
Net (decrease) increase in
 partners' capital resulting
  from operations per Unit     $    (7.67)  $     (0.11)  $      0.15
                               =========     =========     =========
















The accompanying notes are an integral part of these financial statements.

STATEMENTS OF PARTNERS' CAPITAL
-------------------------------

For the years ended December 31, 2005, 2004 and 2003:

                                   Limited     General
                                   Partners    Partners     Total
                                   --------    --------     -----
Partners' capital,
    January 1, 2003                 $5,353,131 $(3,756,998)  $1,596,133

Net investment loss                      --  (1,604,234)  (1,604,234)
Net realized income                  59,323   1,330,724    1,390,047
Net decrease in unrealized
 depreciation                            --   2,214,191    2,214,191
Other income                             --     193,830      193,830
Distributions                            --    (698,551)    (698,551)
                                  ---------   ---------    ---------
Partners' capital,
  December 31, 2003               5,412,454  (2,321,038)   3,091,416

Net investment loss                      --  (2,192,864)  (2,192,864)
Net realized income                 (44,103)  1,329,959    1,285,856
Net increase in unrealized
 depreciation                            --   1,554,051    1,554,051
Other income                             --     314,740      314,740
                                 ----------   ---------    ---------
Partners' capital,
 December 31, 2004                5,368,351  (1,315,152)   4,053,199

Net investment loss              (1,475,599)   (369,214)  (1,844,813)
Net realized loss                   152,839      44,386      197,225
Net decrease in unrealized
 depreciation                    (1,745,220)   (421,506)  (2,166,726)
Other income                             --         314          314
                                  ---------   ---------    ---------
Partners' capital,
  December 31, 2005              $2,300,371 $(2,061,172)  $  239,199
                                  =========   =========    =========




The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS
------------------------

                                     For The Years Ended December 31,
                                    ---------------------------------
                                      2005         2004        2003
                                    --------     --------    --------
Net increase (decrease) in
 partners' capital resulting
 from operations                 $(3,814,000) $   961,783  $ 2,193,836

Adjustments to reconcile net
 increase (decrease) in
 partners' capital resulting
 from operations to net cash
 used by operating activities:
  Bad debt expense                   370,519           --           --
  Net realized gain from
   venture capital limited
   partnership investments            (3,836)    (141,428)     (73,406)
  Net realized (gain) loss from
   sales of equity investments      (137,192)  (2,037,463)  (1,632,882)
  Realized loss from
   investment write-offs              29,840      991,146      316,239
  Realized gain from recovery
   of investments previously
   written off                       (86,037)     (98,111)          --
  Income from extinguishment
   of debt                                --     (306,267)          --
  Net increase (decrease) in
   unrealized depreciation:
    Equity investments             2,166,726   (1,554,051)  (2,203,754)
    Notes receivable                      --           --      (10,437)
  Net change in operating assets
   and liabilities:
    Accrued interest on notes
     receivable                           --       (1,256)       3,046
    Prepaid expenses                  40,044       40,044       40,044
    Receivables from related
     party                                --      811,612     (811,609)
    Due from portfolio company    (1,080,974)    (224,594)          --
    Other receivable                      --       68,323      705,975
    Accounts payable and
     accrued expenses                 14,966       22,817       (3,360)
    Due to related parties           568,255     (164,611)     146,082
    Other changes, net                   855      (22,600)      13,005
    Purchase of equity investments  (300,000)    (340,569)  (1,182,433)
    Repayment of notes receivable         --           --       85,204
    Proceeds from recovery of
     investments previously
     written off                      86,037       98,111           --
    Proceeds from sales of
     equity investments              247,272    3,527,346    3,126,521

 STATEMENTS OF CASH FLOWS (continued)
-------------------------------------

                                     For The Years Ended December 31,
                                    ---------------------------------
                                      2005         2004        2003
                                    --------     --------    --------
Distributions from venture
 capital limited partnership
 investments                           18,996      141,428       73,405
                                    ---------    ---------    ---------
    Net cash (used) provided by
     operating activities          (1,878,529)   1,771,660      785,746
                                    ---------    ---------    ---------
Cash flows from financing
 activities:
  Distributions to General
    Partners                               --           --     (698,551)
                                    ---------    ---------    ---------
    Net cash (used) provided by
     financing activities                  --           --     (698,551)
                                    ---------    ---------    ---------
Net (decrease) increase in cash
 And cash equivalents              (1,878,529)   1,771,660       86,925

Cash and cash equivalents
 at beginning of year               1,881,324      109,664       22,739
                                    ---------    ---------    ---------
Cash and cash equivalents
 at end of year                    $    2,795   $1,881,324  $   109,664
                                    =========    =========    =========
Supplemental disclosure of
 non-cash activity:
  Extinguishment of debt for
   shares in equity
   investment (See Note 8)         $       --   $  626,509  $        --
                                    =========    =========   ==========
  Conversion of due from
   portfolio company, net to
   investments                     $  935,049   $       --  $        --
                                    =========    =========   ==========






The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
-----------------------------

1.  Summary of Significant Accounting Policies
    ------------------------------------------

Organization
------------

Technology Funding Venture Partners IV, An Aggressive Growth Fund, L.P. (the Partnership or the Registrant) is a limited partnership organized under the laws of the State of Delaware on December 4, 1986. The purpose of the Partnership is to make venture capital investments in new and developing companies. The Partnership elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the Act), and operates as a nondiversified investment company, as defined in the Act. The Managing General Partners are Technology Funding Ltd.
(TFL) and Technology Funding Inc. (TFI), a wholly owned subsidiary of TFL. There are also two Independent General Partners. The Independent General Partners and a representative from TFL constitute the Management Committee, which is responsible for the management and administration of the Partnership.

For the period from December 5, 1986, through November 14, 1988, the Partnership was inactive. The Partnership's registration statement was declared effective by the Securities and Exchange Commission on November 14, 1988, and the Partnership commenced selling Units of limited partnership interests (Units) on January 10, 1989. On February 16, 1989, the minimum number of Units required to commence Partnership operations (15,000) were sold. The offering terminated with 400,000 Units sold on September 14, 1990. The Partnership's original contributed capital was $40,034,891, consisting of $39,994,896 from Limited Partners for 400,000 Units and $39,995 from General Partners. The General Partners do not own any Units. The Partnership's term was extended for a two-year period to December 31, 1999, pursuant to unanimous approval by the Management Committee on December 5, 1997. In April 1999, the Management Committee further extended the term of the Partnership to December 31, 2001. At a special meeting on September 7, 2001, the Limited Partners elected to extend the term of the Partnership to December 31, 2002, and for up to three one-year extensions through December 31, 2005. On March 15, 2002, the Management Committee unanimously approved a one-year extension of the Partnership to December 31, 2003. On November 8, 2002, the Limited Partners approved an additional one-year extension of the Partnership's term to December 31, 2006, at the discretion of the Management Committee. At the March 12, 2004, meeting, the Management Committee approved an extension of the Partnership's term to December 31, 2006.

Liquidation of the Partnership
------------------------------

In December of 2005, the Management Committee and the Managing General Partners adopted a plan of liquidation and began the implementation thereof. As part of the plan of liquidation and in conjunction with the anticipated dissolution and then liquidation of the Partnership, the Independent General Partners also approved the retention of an independent third party to assist in the sale of the Partnership's holdings. On February 15, 2006, the Independent General Partners approved a resolution directing the Managing General Partners to notice a Special Meeting of the Partnership at which meeting the Limited Partners would be asked to vote upon a proposal to dissolve the Partnership prior to its scheduled termination date of December 31, 2006, to place the Partnership's assets and liabilities in a liquidating trust to be formed for that purpose, and to withdraw the Partnership's election as a Business Development Company under the 1940 Act. Once the Liquidating Trust is formed and the Partnership's assets and liabilities are transferred to the Liquidating Trust, the Partnership shall be terminated for purposes of Delaware law and the terms of the Liquidating Trust Agreement will govern disposition of assets, proceeds and expenses. Further, the Managing General Partners have informed the Management Committee that they are only willing to continue funding the Partnership's operating expenditures through the completion of a prompt liquidation (estimated to be three to six months). Any proceeds from the liquidation of the assets of the Partnership will be paid first to creditors of the Partnership including the Managing General Partners as provided in Section 15.02 of the Limited Partnership Agreement. The amount owed to the Managing General Partners as creditors is expected to continue to increase until proceeds from the sale of assets allow payments to all of the creditors. Unless the net proceeds from sale of the Partnership's assets is substantially in excess of the aggregate estimated liquidation values presented in the balance sheet, it is likely that the sale proceeds will not be sufficient to meet the Partnership's obligations to the creditors. If that is the case, the limited partners may receive no proceeds upon completion of the liquidation process. Absent timely liquidation events and cash proceeds to support the continuing operation of the Partnership, the Managing General Partners may accelerate liquidation efforts to minimize further increases in the obligations to creditors. As of January 31, 2006, substantially all of the publicly traded holdings had been liquidated. As of December 31, 2005, all of the Partnership's holdings in privately held companies were valued at their estimated liquidation value. Upon dissolution, the Partnership, whether by vote at the proposed special meeting or by operation of the Partnership Agreement, will go into liquidation and pursuant to the Partnership Agreement will accrue all estimated liquidation costs and any future operating costs including administrative and investor services, computer services, record retention costs, professional fees and estimated legal costs of the Partnership through final termination, as provided for in the Partnership Agreement. Based on prior experience, management estimates it will take no more than three to six months to liquidate all remaining investments. In the meantime, an Independent Third Party has been assisting in the sale of Partnership holdings and will continue to solicit interest in purchasing those holdings. If no third party makes a bid acceptable to the Liquidating Trustee (who shall be the Management Committee, if still constituted, and otherwise shall be a Person proposed and approved by a Majority in Interest of the Limited Partners), the Managing General Partners may offer to acquire the remaining assets from the Liquidating Trust for the fair value at the time of the transaction. From December 31, 2005, through termination, the Partnership will continue to incur costs similar to those experienced in prior years under normal operating procedures except that there would be no charges related to ongoing investment operations.

Preparation of Financial Statements and Use of Estimates
--------------------------------------------------------

The accompanying financial statements have been prepared on the accrual basis of accounting of a partnership in liquidation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the estimate of fair value of investments, liabilities and contingencies. Because of the inherent uncertainty of valuation, the estimated fair value of investments may differ significantly from the values that would have been used had a ready market for investments existed, and the differences could be material.

Investments
-----------

Investments are carried at estimated liquidation amounts, which management believes approximate estimated fair value as determined below:

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

The fair value of all other investments is determined in good faith by the Managing General Partners under the direction of the Management Committee after consideration of available relevant information. There is no ready market for the Partnership's investments in private companies or unregistered securities of public companies. Fair value is generally defined as the amount the Partnership could reasonably expect to receive for an investment in an orderly disposition based on a current sale. Significant factors considered in the estimation of fair value include the inherent illiquidity of and lack of marketability associated with venture capital investments in private companies or unregistered securities, the investee company's enterprise value established in the last round of venture financing, changes in market conditions since the last round of venture financing or since the last reporting period, the value of a minority interest in the investee company, contractual restrictions on resale typical of venture financing instruments, the investee company's financial position and ability to obtain any necessary additional financing, the investee company's performance as compared to its business plan, and the investee company's progress towards initial public offering. The values determined for the Partnership's investments in these securities are based upon available information at the time the good faith valuations are made and do not necessarily represent the amount which might ultimately be realized, which could be higher or lower than the reported fair value. It is possible that these estimates of value and the estimated amount of time required to liquidate the assets will change as the Managing General Partners gain additional information from their efforts to sell the remaining investments and from information provided by the third party retained to assist in selling the assets.

At December 31, 2005 and 2004, the investment portfolio included private company investments and venture capital limited partnership investments totaling $1,044,399 and $2,131,156, respectively, whose fair values were established in good faith by the Managing General Partners under the direction of the Management Committee in the absence of readily ascertainable market values. Because of the inherent uncertainty in the valuation, the values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

Venture capital limited partnership investments are valued based on the fair value of the underlying investments. Based on recent market analysis and attempts to liquidate the Partnerships interests in its venture capital limited partnership investments, management has valued all remaining interests at $0. Limited partnership distributions that are a return of capital reduce the cost basis of the Partnership's investment. Distributions from limited partnership cumulative earnings are reflected as realized gains by the Partnership.

In the case of an other-than-temporary decline in fair value below cost basis, an appropriate reduction in the cost basis is recognized as a realized loss with the new cost basis being adjusted to equal the fair value of the investment. Cost basis adjustments are reflected as "Realized loss from investment write-offs" or "Net realized loss from venture capital limited partnership investments" on the Statements of Operations.

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

Net Decrease in Partners' Capital Resulting from Operations Per Unit
--------------------------------------------------------------------

Net decrease in partners' capital resulting from operations per Unit is calculated by dividing the weighted average number of Units outstanding of 400,000 for the years ended December 31, 2005, 2004 and 2003, into the total net decrease in partners' capital resulting from operations allocated to the Limited Partners. The Managing General Partners contributed 0.1 percent of total Limited Partner capital contributions and did not receive any Partnership Units.

Provision for Income Taxes
--------------------------

No provision for income taxes has been made by the Partnership as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

The accompanying financial statements are prepared using accounting principles generally accepted in the United States which may not equate to tax accounting. The cost of investments on a tax basis at December 31, 2005 and 2004, was $3,364,839 and $2,810,768, respectively. At December 31, 2005 and 2004, gross unrealized appreciation and depreciation on investments based on cost for federal income tax purposes were as follows:


                                      December 31,   December 31,
                                          2005           2004
                                      ------------   ------------
Unrealized appreciation               $       547    $   717,774
Unrealized depreciation                (2,320,987)    (1,397,384)
                                        ---------      ---------
Net unrealized depreciation           $(2,320,440)   $  (679,610)
                                        =========      =========

Reclassifications
-----------------

Certain balances in prior periods have been reclassified in accordance with current year balances for comparability.

2.  Basis of Accounting and Presentation of the Statements
    ------------------------------------------------------

As of December 31, 2005, the Partnership is in liquidation and will not continue as a going concern. The accompanying financial statements are shown on the liquidation basis, and all amounts have been presented at their estimated liquidation value, which management believes approximates its historical basis of accounting and as a result, no specific adjustments have been made to the amounts presented or to the labeling of the statements to reflect liquidation accounting.

3.  Related Party Transactions
    --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs in 2005, 2004 and 2003 were as follows:

                                 For the Years Ended December 31,
                              -------------------------------------
                               2005            2004           2003
                              ------          ------         ------

Management fees              $ 28,121      $   44,690       $ 32,924
Independent General
 Partners' compensation        52,000          70,625         40,000
Reimbursable operating
 expenses:
  Investment operations       248,570         392,279        169,067
  Administrative, investor
   services and
   professional fees        1,054,595       1,526,710      1,252,019
  Computer services            91,963         142,891        106,107


Management fees are equal to one quarter of one percent of the fair value of Partnership assets for each quarter. Management fees compensate the Managing General Partners solely for General Partner Overhead (as defined in the Partnership Agreement) incurred in supervising the operation and management of the Partnership and the Partnership's investments.
Management fees due to the Managing General Partners were $1,153 and $3,924 and were included in due to related parties at December 31, 2005 and 2004, respectively.

As compensation for their services, the Independent General Partners each receive $14,000 annually, plus $1,500 for attendance at each meeting of the Management Committee and committees thereof. The Independent General Partners are reimbursed for all out-of-pocket expenses relating to attendance of the meetings, committees or otherwise of the Management Committee. The Independent General Partners each own 20 Units.

The Partnership reimburses the Managing General Partners for operating expenses incurred in connection with the business of the Partnership. Reimbursable operating expenses include expenses (other than Organizational and Offering expenses and General Partner Overhead) such as investment operations, administrative and investor services, and computer services. The Managing General Partners of this Partnership serve in a similar capacity for other partnerships, and all reimbursed expenses are allocated to the various partnerships based on a number of factors including the size of each partnership, the number of active portfolio companies, and the amount of time spent by various employees of the Managing General Partners on the specific affairs of any one partnership. There were $830,861 and $259,835 of such reimbursable expenses due to related parties at December 31, 2005 and 2004, respectively.

Under the terms of a computer service agreement, Technology Administrative Management, a division of TFL, charges the Partnership for its share of computer support costs. These amounts are included in computer services expenses.

As of December 31, 2005 and 2004, the Partnership has a gross due from related party receivable of $0 and $224,594, respectively, related to its investment in Dakota Holdings, LLC and Dakota Arms, Inc. During 2005, the Partnership advanced additional funds of $1,080,974 to the company for operations. During 2005, the Partnership recorded an allowance for doubtful accounts of $370,519 against the receivable. At December 31, 2005, $1,286,250 of this receivable was converted into additional equity investments in Dakota Holdings and the remaining $19,318 was converted into a bridge loan with an interest rate of 4.79 percent. As a result of the conversion, the allowance for doubtful accounts as described above was reclassified to unrealized depreciation in the accompanying statements.

Retention bonuses were offered to and accepted by key employees of the Managing General Partners in late 2002. The expense for these bonuses, which were approved by the Independent General Partners during the September 2002 Management Committee meeting, was prepaid by the Partnership in October and December 2002. At December 31, 2005, the amount of prepaid operating expenses was $186,180, and is being amortized over the remaining expected employment period. During 2005, 2004 and 2003, the Partnership recognized $40,047, $40,044 and $40,044 as operating expense related to the amortization of retention bonuses. The bonuses, incremented by annual salary increases, will be paid to those individuals who are still full-time employees of the Managing General Partners in April 2007. Upon the resignation of personnel no adjustment to the retention bonus amount previously paid by the Partnership to the Managing General Partners shall occur until a replacement person is hired.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. Any such profit is allocated amongst the Partnership and affiliated partnerships based upon their proportionate investments in the portfolio company. One of the Managing General Partners serves as interim CEO and Chairman of the Board for Dakota Arms, Inc., a portfolio company. The Managing General Partner does not receive any compensation for these services.

4.  Allocation of Profits and Losses
    --------------------------------

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

Restricted Securities
---------------------

At December 31, 2005 and 2004, restricted securities had aggregate costs of $3,615,689 and $2,165,201 and aggregate fair values of $1,044,399 and $2,131,156, respectively, representing 436.6 percent and 52.6 percent, respectively, of total partners' capital of the Partnership.

Significant purchases, sales and write-offs of equity investments during 2005 are as follows:

Corautus Genetics Inc.
----------------------

In March 2005, the Partnership exercised a common stock warrant and received 14,550 shares. Subsequently, all the shares were sold for proceeds of $58,348, resulting in a realized gain of $58,348.

Dakota Holdings, LLC
--------------------

In December 2005, the Partnership converted its due from portfolio company of $1,305,568 to $1,286,250 of LLC units and the remaining $19,318 into a bridge loan with an interest rate of 4.79 percent.

Icagen, Inc.
------------

In September 2005, the Partnership received a stock distribution in the company from Medical Science Partners, a venture capital limited partnership previously written off. Subsequently, the Partnership sold its holdings in the company for proceeds of $47,312 and recorded a realized gain of $47,312.

Laser Diagnostic Technologies, Inc.
-----------------------------------

In April 2005, the Partnership sold its entire position in the company for proceeds of $127,987, resulting in a realized gain of $17,907.

Onset Enterprises Associates, L.P.
----------------------------------

In September 2005, the Partnership received a cash distribution of $18,996 from Onset Enterprises Associates, L.P., a venture capital limited partnership. A gain of $3,836 was recorded.

Phase Forward Inc.
------------------

In March 2005, the Partnership received a stock distribution in the company from Onset Enterprises Associates, L.P., a venture capital limited partnership. Subsequently, the Partnership sold its holdings in the company for proceeds of $13,625 and recorded a realized gain of $13,625.

RedCell, Inc.
-------------

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

6.  Net Decrease (Increase) in Unrealized Depreciation of Equity
    ------------------------------------------------------------
    Investments
    -----------

In accordance with the accounting policy as stated in Note 1, the Statements of Operations include a line item entitled "Net decrease (increase) in unrealized depreciation of equity investments." The table below discloses details of the changes:

                                         For the Years Ended December 31,
                                        ----------------------------------
                                         2005          2004          2003
                                        ------        ------        ------
Unrealized appreciation
 from cost of marketable
  equity securities                 $       --   $       --   $   282,361

Unrealized (depreciation)
 appreciation from cost of
  non-marketable equity securities  (2,571,290)      34,045    (1,870,457)
                                     ---------     ---------     ---------
Unrealized (depreciation)
 appreciation from cost at
  end of year                       (2,571,290)      34,045    (1,588,096)

Unrealized appreciation
 (depreciation) from cost at
   beginning of year                    34,045   (1,588,096)   (3,791,850)

Reclass of allowance for doubtful
 accounts                              370,519           --            --
                                    ----------   ----------     ---------
Net (increase) decrease in
 unrealized depreciation of
 equity investments               $(2,166,726)   $1,554,051   $ 2,203,754
                                    =========     =========     =========

7.  Cash and Cash Equivalents
    -------------------------

Cash and cash equivalents at December 31, 2005 and 2004, consisted of:

                                           2005             2004
                                          ------           ------

Demand accounts                         $    2,795      $1,881,324
Money market accounts                           --              --
                                         ---------        --------
  Total                                 $    2,795      $1,881,324
                                         =========        ========

8.  Borrowings
    ----------

In January 2002, the Partnership borrowed $1,147,180 from a financial institution and pledged as collateral, the Partnership's shares in Endocare, Inc. and GenStar Therapeutic Corporation (now Corautus Genetics Inc. after a merger with another company in February 2003). On January 2002, the value of Endocare, Inc. dropped below 10 percent of the face of the note, resulting in the note being in default. As a result, the financial institution that issued the note took ownership of the Endocare, Inc. shares, satisfying $562,968 of the term borrowings. The remaining note had an outstanding balance of $621,063, and bore interest at the London Interbank Offered Rate plus 1.5 percent, which is payable quarterly. The outstanding principal and any remaining accrued interest were due December 30, 2004. The note was a non-recourse note and was fully collateralized by the Partnership's common share holdings in Corautus. On December 30, 2004, the Partnership turned over the Corautus shares to the financial institution to satisfy the remaining balance on the note, and recognized a gain from extinguishment of debt of $306,267, resulting from the difference in fair value of the shares verses the amount of debt outstanding.

9.  Distributions
    -------------

There were no distributions in 2005 or 2004.

10. Commitments and Contingencies
    -----------------------------

From time to time the Partnership becomes a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity investment fundings, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At December 31, 2005 and 2004, there was $0 and $500,000 in unfunded commitments, respectively.

From time to time, the Partnership is subject to routine litigation incidental to the business of the Partnership. Although there can be no assurances as to the ultimate disposition of these matters, it is the opinion of the Managing General Partners, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operations and financial condition of the Partnership.

11. Financial Highlights
    --------------------

                                    For The Years Ended December 31,
                                  -----------------------------------
                                   2005           2004          2003
                                  ------         ------        ------
(all amounts on a per Unit basis)
Net asset value,
 beginning of period              $13.42        $13.53         $13.38

(Loss) gain from investment
 operations:
  Net investment loss              (3.69)           --            --
  Net realized and unrealized
   (loss) gain income on
   investments                     (3.98)         (.11)          .15
                                    ----          ----         -----
Total from investment
   operations                      (7.67)         (.11)          .15
                                    ----          ----         -----
Net asset value, end of period    $ 5.75        $13.42        $13.53
                                   =====          ====         =====


Total return                      (57.15)%        (.81)%        1.12%

Ratios to average net assets:
 Net investment loss              (38.48)%        0.00%         0.00%

 Expenses                         (48.14)%      (40.72)%      (30.02)%

Pursuant to the Partnership Agreement, net profit shall be allocated first to those Partners with deficit capital account balances until such deficits have been eliminated. The net asset values shown above assume the Partnership is in liquidation. Per the terms of the limited partnership agreement, subsequent to final liquidation of all partnership assets, the General Partners would be required to contribute capital equal to the amount of the General Partners' deficit capital account, if applicable.

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

                         TECHNOLOGY FUNDING VENTURE PARTNERS IV,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              TECHNOLOGY FUNDING LTD.
                              Managing General Partners

Date:  March --, 2006    By:  /s/Charles R. Kokesh
                               --------------------------------
                                 Charles R. Kokesh
                                 President, Chief Executive Officer,
                                 Chief Financial Officer and
                                 Chairman of Technology Funding Inc.
                                 and Managing General Partner of
                                 Technology Funding Ltd.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature           Capacity                 Date
          ---------           --------                 ----

 /s/Charles R. Kokesh         President, Chief         March --, 2006
------------------------      Executive Officer,
    Charles R. Kokesh         Chief Financial Officer,
                              and Chairman of
                              Technology Funding Inc.
                              and Managing General
                              Partner of Technology
                              Funding Ltd.

The above represents a majority of the Board of Directors of Technology Funding Inc. and the General Partners of Technology Funding Ltd.

Technology Funding Partners IV, L.P.     11:03 AM     03/28/06
(a Delaware limited partnership in process of liquidation)

Page 24 of 43
Technology Funding Partners IV, L.P.
(a Delaware limited partnership in process of liquidation )

Technology Funding Partners IV, L.P.
(a Delaware limited partnership in process of liquidation)

Technology Funding Partners IV, L.P.
(a Delaware limited partnership in process of liquidation)