Form 10-Q
period 2006-03-31
TECHNOLOGY FUNDING VENTURE PARTNERS IV
filed 2006-05-09
CIK 826595

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 2006

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

I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                             (unaudited)
                                              March 31,        December 31,
                                                2006               2005
                                             -----------       ------------
ASSETS
Investments:
 Equity investments (cost of $3,681,207
 and $3,615,689 as of March  31, 2006,
 and December 31, 2005, respectively)         $1,057,504         $1,044,399
Cash and cash equivalents                          2,795              2,795
Prepaid expenses                                  50,104             60,115
Other assets                                       5,486              3,497
                                               ---------          ---------
   Total assets                               $1,115,889         $1,110,806
                                               =========          =========

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable and accrued expenses         $   44,959         $   36,240
Due to related parties, net                           --            832,014
Note payable to related parties                1,134,928                 --
Other liabilities                                 13,353              3,353
                                               ---------          ---------
   Total liabilities                           1,193,240            871,607

Commitments and contingencies (See Note 7)

Partners' capital
 Limited Partners
  (400,000 units outstanding)                  2,047,131          2,300,371
 General Partners                             (2,124,482)        (2,061,172)
                                               ---------         ----------
                                                 (77,351)           239,199
                                               ---------         ----------
   Total liabilities and partners' capital    $1,115,889         $1,110,806
                                               =========          =========

The accompanying notes are an integral part of these financial statements.


STATEMENTS OF INVESTMENTS
-------------------------

                                         Principal
                                         Amount or    March 31, 2006         December 31, 2005
Industry                                 Shares at   ----------------        -----------------
(1)                         Investment   March 31,   Cost       Fair         Cost        Fair
Company           Position     Date        2006      Basis      Value        Basis       Value
-------------     --------  ----------  -----------  -----      -----        -----       -----

Equity Investments
------------------
PRIVATELY HELD SECURITIES AVAILABLE FOR IMMEDIATE SALE
------------------------------------------------------

Medical/Biotechnology
---------------------
N/A and 192.7% at March 31, 2006 and Decemeber 31, 2005, respectively
------------------------------------------------------------------------
Sanarus
Medical            Preferred     1999-
Inc. (a)(b)        Shares        2005   1,152,227     $947,670  $460,913    $947,670  $460,913
                                                      --------  --------    --------  --------









STATEMENTS OF INVESTMENTS, continued
-------------------------------------------

Environmental
-------------
N/A and 0.0% at March 31, 2006, and December 31, 2005 respectively
--------------------------------------------------------------------
Triangle           Common
 Biomedical        shares and
 Sciences, Inc.(a) attached
                   warrants at
                   $28.00;
                   expiring
                   2009         1999          366     10,614          0      10,614          0
                                                   ---------  ---------   ---------  ---------

Retail / Consumer Products
--------------------------
N/A and 243.9% at March 31, 2006, and December 31, 2005, respectively
----------------------------------------------------------------------
Dakota Arms        Preferred
 Inc. (a) (b)      shares       2004	   41,430     72,503     14,501      72,503     14,501
Dakota             LLC          2004-
 Holdings, LLC (a) units        2005    1,614,638  2,165,888    565,121   2,165,888    565,121
Dakota             Bridge
 Holdings, LLC (b) loan (2)     2005       84,010     84,836     16,969      19,318      3,864
                                                    --------  ---------   ---------  ---------
                                                   2,323,227    596,591   2,257,709    583,486
                                                    --------  ---------   ---------  ---------





STATEMENTS OF INVESTMENTS, continued
-------------------------------------------

Venture Capital Limited Partnership Investments
-----------------------------------------------
N/A and 0.0% at March 31, 2006, and December 31, 2005, respectively
----------------------------------------------------------------------
Various           Ltd.
 investments      partnership
                  interests    various               399,696          0     399,696          0
                                                   ---------  ---------   ---------  ---------

Total investments - N/A and 436.6% at
 March 31, 2005, and December 31, 2005,
 respectively                                     $3,681,207 $1,057,504  $3,615,689 $1,044,399
                                                   =========  =========   =========  =========

Legends and footnotes:

 0  Investment active with a cost basis or fair value of zero.

(a) Equity security acquired in a private placement transaction; resale may be subject to certain selling restrictions.
(b) Portfolio company is an affiliate of the Partnership; resale may be subject to certain selling restrictions.

(1)	Represents the total fair value of a particular industry segment as a percentage of partners' capital at 12/31/05.  Percentage is not applicable at 3/31/06 due to negative net assets.
(2)	The Partnership has no income-producing equity investments except for convertible notes which include accrued interest.  Interest rates on such notes are 4.79 percent.

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                   For the Three Months Ended March 31,
                                   ------------------------------------
                                            2006          2005
                                          --------       -------
Investment income:
 Notes receivable interest               $    826      $      --
                                          -------        -------
  Total investment income                     826             --

Investment expenses:
 Management fees                            2,777         10,854
 Individual General Partners'
  compensation                             10,000         17,000
 Investment operations                     74,620         24,909
 Administrative and investor services     132,933        209,583
 Professional fees                         25,084         54,564
 Computer services                         19,549         27,244
                                          -------        -------
  Total investment expenses               264,963        344,154
                                          -------        -------
Net investment loss                      (264,137)      (344,154)
                                          -------        -------
Realized gain from sales of equity
 investments                                   --         71,973
                                          -------        -------
Net realized gain                              --         71,973
                                          -------        -------
Increase in unrealized
 depreciation:
  Equity investments                      (52,413)      (343,606)
                                          -------        -------
Net decrease in partners' capital
 resulting from operations              $(316,550)     $(615,787)
                                          =======        =======

Net decrease in partners' capital
 resulting from operations
 per Unit                               $   (0.63)     $   (1.23)
                                          =======        =======
























The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                       For the Three Months Ended March 31,
                                       -----------------------------------
                                             2006               2005
                                          ----------         ---------
Net decrease in partners' capital
 resulting from operations                $(316,550)         $(615,787)

Adjustments to reconcile decrease
 in partners' capital resulting
 from operations to net cash used
 by operating activities:
 Net realized gain on the sale of
  equity investments                             --            (71,973)
 Net increase in unrealized
  depreciation of equity investments         52,413            343,606
 Net changes in operating assets and
  liabilities:
  Accrued interest on notes receivable         (826)                --
  Prepaid expenses                           10,011             10,011
  Accounts payable and accrued
   expenses                                   8,719            (20,876)
  Due to (from) related parties, net        302,914         (1,146,698)
  Other changes, net                          8,011              1,562
 Issuance of notes receivable               (64,692)                --
 Purchase of investments                         --           (300,000)
 Proceeds from the sale of equity
  investments                                    --             71,973
                                          ---------            -------
Net cash provided (used) by
 operating activities                            --         (1,728,182)
                                          ---------            -------
Net increase (decrease) in cash and cash
 equivalents                                     --         (1,728,182)

Cash and cash equivalents at
 beginning of year                            2,795          1,881,324
                                          ---------            -------
Cash and cash equivalents
 at March 31                            $     2,795         $  153,142
                                          =========            =======
Supplemental disclosure of
 Non-cash activity:
  Conversion of due to related
  parties to Note payable
  to related parties                      $1,134,928        $       --
                                           =========         =========
















The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     Interim Financial Statements
       ----------------------------

The accompanying unaudited financial statements included herein have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes, which would be presented, were such financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of the Managing General Partners, the accompanying interim financial statements reflect all adjustments necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year or other interim periods.

2.	  Liquidation of the Partnership
  ------------------------------

In December of 2005, the Management Committee and the Managing General Partners adopted a plan of liquidation and began the implementation thereof. As part of the plan of liquidation and in conjunction with the anticipated dissolution and then liquidation of the Partnership, the Independent General Partners also approved the retention of an independent third party to assist in the sale of the Partnership's holdings. On February 15, 2006, the Independent General Partners approved a resolution directing the Managing General Partners to notice a Special Meeting of the Partnership at which meeting the Limited Partners would be asked to vote upon a proposal to dissolve the Partnership prior to its scheduled termination date of December 31, 2006, to place the Partnership's assets and liabilities in a liquidating trust to be formed for that purpose, and to withdraw the Partnership's election as a Business Development Company under the 1940 Act. Once the Liquidating Trust is formed and the Partnership's assets and liabilities are transferred to the Liquidating Trust, the Partnership shall be terminated for purposes of Delaware law and the terms of the Liquidating Trust Agreement will govern disposition of assets, proceeds and expenses. Further, the Managing General Partners have informed the Management Committee that they are only willing to continue funding the Partnership's operating expenditures through the completion of a prompt liquidation (estimated to be three to six months). Any proceeds from the liquidation of the assets of the Partnership will be paid first to creditors of the Partnership including the Managing General Partners as provided in Section 15.02 of the Limited Partnership Agreement. The amount owed to the Managing General Partners as creditors is expected to continue to increase until proceeds from the sale of assets allow payments to all of the creditors. Based on changing market conditions and new information, it is possible that the net proceeds from sale of the Partnership's assets could be greater than or less than the aggregate estimated liquidation values presented in the balance sheet. If the aggregate proceeds are ultimately less than the values presented, it is possible that the sale proceeds will not be sufficient to meet the Partnership's obligations to the creditors. If that is the case, the limited partners may receive no proceeds upon completion of the liquidation process. Absent timely liquidation events and cash proceeds to support the continuing operation of the Partnership, the Managing General Partners may accelerate liquidation efforts to minimize further increases in the obligations to creditors. As of March 31, 2006, substantially all of the publicly traded holdings had been liquidated. As of and since December 31, 2005, all of the Partnership's holdings in privately held companies were valued at their estimated liquidation value. Upon dissolution, the Partnership, whether by vote at the proposed special meeting or by operation of the Partnership Agreement, will go into liquidation and pursuant to the Partnership Agreement will accrue all estimated liquidation costs and any future operating costs including administrative and investor services, computer services, record retention costs, professional fees and estimated legal costs of the Partnership through final termination, as provided for in the Partnership Agreement. Based on prior experience, management estimates it will take no more than three to six months to liquidate all remaining investments. In the meantime, an Independent Third Party has been assisting in the sale of Partnership holdings and will continue to solicit interest in purchasing those holdings. If no third party makes a bid acceptable to the Liquidating Trustee (who shall be the Management Committee, if still constituted, and otherwise shall be a Person proposed and approved by a Majority in Interest of the Limited Partners), the Managing General Partners may offer to acquire the remaining assets from the Liquidating Trust for the fair value at the time of the transaction. From December 31, 2005, through termination, the Partnership will continue to incur costs similar to those experienced in prior years under normal operating procedures except that there would be no charges related to new investment operations, only follow-on investment operations.

3.     Provision for Income Taxes
       --------------------------

No provision for income taxes has been made by the Partnership, as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

The accompanying financial statements are prepared using accounting principles generally accepted in the United States of America, which may not equate to tax basis accounting. The cost of investments on a tax basis at March 31, 2006, and December 31, 2005, was $3,434,423 and $3,364,839,
respectively. At March 31, 2006, and December 31, 2005, gross unrealized depreciation on investments based on cost for federal income tax purposes was as follows:

                                        March 31,    December 31,
                                          2006           2005
                                      ------------   ------------
Unrealized appreciation               $       547    $       547
Unrealized depreciation                (2,377,466)    (2,320,987)
                                        ---------      ---------
Net unrealized depreciation           $(2,376,919)   $(2,320,440)
                                        =========      =========


4.     Related Party Transactions
       --------------------------

Related party costs are included in investment expenses shown on the Statements of Operations. Related party costs for the three months ended March 31, 2006 and 2005, were as follows:

                                                 2006          2005
                                               --------      --------
   Management fees                            $   2,777      $ 10,854
   Individual General Partners' compensation     10,000        17,000
   Reimbursable operating expenses              252,186       316,300


Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual periodically. There were $0 and $830,861 due to related parties and included in due from/to related parties, net at March 31, 2006, and December 31, 2005, respectively, for such expenses.

Management fees due to the Managing General Partners and included in the note payable to related parties, were $3,930 at March 31, 2006, and included in due to related parties of $1,153 at December 31, 2005.


Effective March 31, 2006, the managing general partners converted the inter-company payable of $1,134,928 to a note payable bearing an interest rate of 5%. Principal and interest are due in full on December 31, 2006.

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

Retention bonuses were offered to and accepted by key employees of the Managing General Partners during 2002. The bonuses, incremented by annual salary increases, will be paid to those individuals who are still full-time employees of the Managing General Partners in April 2007. The expense for the bonus is recognized ratably over the beneficial period, October 2002 to April 2007. As of March 31, 2006, the Partnership has recognized expense of $130,150. Upon the resignation of personnel, no adjustment to the retention bonus amount previously paid by the Partnership to the Managing General Partners shall occur until a replacement person is hired.

5.     Equity Investments
       ------------------

All investments are valued at liquidation value as determined in good faith by the Managing General Partners and in conjunction with Note 1 of the Form 10-K for the year ended December 31, 2005.

Restricted Securities
---------------------

At March 31, 2006, and December 31, 2005, restricted securities had aggregate costs of $3,681,207 and $3,615,689 respectively, and aggregate fair values of $1,057,504 and $1,044,399 respectively, representing 436.6 percent of the net assets of the Partnership as of December 31, 2005. The percentage is not applicable as of March 31, 2006 due to negative net assets.

Significant purchases, sales and write-offs of equity investments during the quarter ended March 31, 2006, are as follows:

Dakota Holdings, Inc.
----------------------

During the first quarter of 2006, the partnership issued an additional $64,692 on the company's bridge loan financing and accrued interest of $826.

Other Equity Investments
------------------------

Other significant changes reflected in the Statements of Investments relate to market value fluctuations for publicly traded portfolio companies or changes in the fair value of private companies as determined in accordance with the policy described in Note 1 to the financial statements included in the Partnership's December 31, 2005, Form 10-K.

6.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at March 31, 2006, and December 31, 2005, consisted of demand accounts totaling $2,795.

7.     Commitments and Contingencies
       -----------------------------

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




8.     Financial Highlights
       --------------------
The following table presents comparative financial results per limited partner unit.

                                For The Three Months Ended March 31,
                                -----------------------------------
                                           2006          2005
                                          ------        ------
(all amounts on a per Unit basis)
Net asset value,
 beginning of period                        $5.75       $13.42

(Loss) from investment operations:
  Net investment loss                       (0.53)       (0.69)
  Net realized and unrealized
   gain (loss) on investments               (0.10)       (0.54)
                                            ------       -----
  Total from investment operations          (0.63)       (1.23)
                                            ------       -----
Net asset value, end of period             $ 5.12      $ 12.19
                                            ======       =====
Total return (loss)                        (11.01)%      (9.18)%

Ratios to average net assets:
 Net investment loss                        (9.76)%      (5.38)%
 Expenses                                  (12.19)%      (6.72)%


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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership operates as a business development company under the Investment Company Act of 1940 and makes venture capital investments in new and developing companies. As of and since December 31, 2005, the Partnership is in liquidation and will not continue as a going concern.
The accompanying financial statements are shown on the liquidation basis, and all amounts have been presented at their estimated liquidation value, which management believes approximates its historical basis of accounting and as a result, no specific adjustments have been made to the amounts presented or to the labeling of the statements to reflect liquidation accounting. There is no ready market for many of the Partnership's investments. It is possible that some of its venture capital investments may be a complete loss or may be unprofitable and that others will appear likely to become successful, but may never realize their potential. The valuation of the Partnership's investments in securities for which there are no available market quotes is subject to the estimate of the Managing General Partners in accordance with the valuation guidance described in
Note 1 to the financial statements included in the Partnership's Form 10-K for the year ended December 31, 2005. In the absence of readily obtainable market values, the estimated liquidation value of the Partnership's investments may differ significantly from the values that would have been used had a ready market existed.

During the three months ended March 31, 2006, net cash used by operating activities totaled $0. The Partnership paid management fees of $0 to the Managing General Partners and reimbursed related parties for operating expenses of $0. In addition, $0 was paid to the Individual General Partners as compensation for their services. The Partnership paid other investment expenses of $0, and $0 was paid in interest on short-term borrowings. Interest income of $0 was received.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net decrease in partners' capital resulting from operations was $316,550 for the three months ended March 31, 2006, compared to a net decrease in partners' capital resulting from operations of $615,787 for the same period in 2005.

Net unrealized depreciation on equity investments was $2,623,703 at March 31, 2006, compared to net unrealized depreciation of $2,571,290 at December 31, 2005. During the quarter ended March 31, 2006, the Partnership recorded an increase in net unrealized depreciation on equity investments of $52,413, compared to an increase in net unrealized depreciation of $343,606 during the same period in 2005. The change in 2006 and 2005 was due to decreases in management's valuation of private portfolio companies in the retail/consumer products industry.

During the quarter ended March 31, 2006 and 2005, there were no realized gains from venture capital limited partnership investments.

Total investment expenses were $264,963 and $344,154 for the quarters ended March 31, 2006 and 2005, respectively. The decrease was due to decreased activity in investment operations, administrative, and investor services, professional fees, and computer services.

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

                         TECHNOLOGY FUNDING VENTURE PARTNERS IV,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              TECHNOLOGY FUNDING LTD.
                              Managing General Partners




Date:  May 9, 2006             By:       /s/Charles R. Kokesh
                               --------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Ltd.






Technology Funding Venture Partners IV, L.P.            5/9/2006   1:54 PM
(a Delaware limited partnership in process of liquidation)
Page 19 of 19

Technology Funding Venture Partners IV, L.P.
(a Delaware limited partnership in process of liquidation)

Technology Funding Venture Partners IV, L.P.
(a Delaware limited partnership in process of liquidation)