Form 10-K/A
period 2005-12-31
TECHNOLOGY FUNDING VENTURE PARTNERS IV
filed 2006-05-23
CIK 826595

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                             FORM 10-K/A

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

Documents incorporated by reference: Portions of the Registrant's Proxy Statement relating to the Registrant's Meeting of Limited Partners held on November 8, 2005 are incorporated by reference into Part III of this Form 10-K where indicated.

The Partnership incorporates by reference the document listed below:

The Partnership's annual report on Form 10-K for the year ended December 31, 2005, filed on March 28, 2006, file number 814-00055.

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

                         TECHNOLOGY FUNDING VENTURE PARTNERS IV,
                         AN AGGRESSIVE GROWTH FUND, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              TECHNOLOGY FUNDING LTD.
                              Managing General Partners

Date:  March 28, 2006    By:  /s/Charles R. Kokesh
                               --------------------------------
                                 Charles R. Kokesh
                                 President, Chief Executive Officer,
                                 Chief Financial Officer and
                                 Chairman of Technology Funding Inc.
                                 and Managing General Partner of
                                 Technology Funding Ltd.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature           Capacity                 Date
          ---------           --------                 ----

 /s/Charles R. Kokesh         President, Chief         March 28, 2006
------------------------      Executive Officer,
    Charles R. Kokesh         Chief Financial Officer,
                              and Chairman of
                              Technology Funding Inc.
                              and Managing General
                              Partner of Technology
                              Funding Ltd.

The above represents a majority of the Board of Directors of Technology Funding Inc. and the General Partners of Technology Funding Ltd.

Technology Funding Partners IV, L.P.     1:33 PM     05/23/06
(a Delaware limited partnership in process of liquidation)

Page 1 of 4
Technology Funding Partners IV, L.P.
(a Delaware limited partnership in process of liquidation)