Form 10-K
period 2006-12-31
TECHNOLOGY FUNDING VENTURE PARTNERS IV
filed 2007-03-29
CIK 826595

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934

                 For The Fiscal Year Ended December 31, 2006

                                 OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

              For the transition period from N/A to N/A
                                             ---    ---

                      Commission File No. 814-55

    TECHNOLOGY FUNDING VENTURE PARTNERS IV LIQUIDATING TRUST (INITIAL)
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

                                   PART I

Item 1.  BUSINESS
------   --------

On July 7, 2006 (inception), the Technology Funding Venture Partners IV Liquidating Trust (the Trust) was established. On that date, all of the assets and liabilities of Technology Funding Venture Partners IV, An Aggressive Growth Fund, L.P., a Delaware limited partnership (the Partnership), were transferred to the Trust. Technology Funding Inc. (TFI), one of the managing general partners of the Partnership, serves as Trustee of the Trust. TFI is a wholly owned subsidiary of Technology Funding Ltd. (TFL), the other managing general partner of the Partnership. This Annual Report on Form 10-K is being filed pursuant to the requirements of
Section 13.1 of the Trust Agreement, even though the Trust is not registered under Section 12(g) of the Act.

The Partnership was a limited partnership organized under the laws of the State of Delaware on December 4, 1986. For the period from December 5, 1986, through November 14, 1988, the Partnership was inactive. The Partnership filed a registration statement with the Securities and Exchange Commission on November 14, 1988, and commenced selling Units of limited partnership interest (Units) in January 1989. On February 16, 1989, the minimum number of Units required to commence Partnership operations (15,000) had been sold. The offering terminated with 400,000 Units sold on September 14, 1990. The Partnership's original contributed capital was $40,034,891, consisting of $39,994,896 from Limited Partners for 400,000 Units and $39,995 from the General Partners, Technology Funding Ltd. (TFL) and Technology Funding Inc. (TFI). The General Partners do not own any Units.

The principal investment objectives of the Partnership were long-term capital appreciation from venture capital investments in new and developing companies and preservation of Limited Partner capital through risk management and active involvement with such companies (portfolio companies). The Partnership's investments in portfolio companies primarily consisted of equity securities such as common and preferred shares, but also included debt convertible into equity securities and warrants and options to acquire equity securities. Although venture capital investments offer the opportunity for significant gains, such investments involve a high degree of business and financial risk that can result in substantial losses. Among these are the risks associated with investment in companies in an early stage of development or with little or no operating history, companies operating at a loss or with substantial variations in operating results from period to period, and companies with the need for substantial additional capital to support expansion or to achieve or maintain a competitive position. Such companies may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing and service capabilities, and a larger number of qualified managerial and technical personnel. There was no ready market for many of the Partnership's investments. The Partnership's investments in portfolio companies were generally subject to restrictions on sale because they were acquired from the issuer in private placement transactions or because the Partnership was an affiliate of the issuer.

The Partnership was organized as a business development company under the Investment Company Act of 1940, as amended (the Act), and operated as a non-diversified investment company, as defined in the Act. The Partnership's term was extended for a two-year period to December 31, 1999, pursuant to unanimous approval by the Management Committee on December 5, 1997. In April 1999, the Management Committee further extended the term of the Partnership to December 31, 2001. At a special meeting on September 7, 2001, the Limited Partners elected to extend the term of the Partnership to December 31, 2002, and for up to three one-year extensions through December 31, 2005. On March 15, 2002, the Management Committee unanimously approved a one-year extension of the Partnership to December 31, 2003. On November 8, 2002, the Limited Partners approved an amendment to permit the Management Committee to extend the term of the Partnership an additional year. At the March 12, 2004, meeting, the Independent General Partners approved an extension of the Partnership's term to December 31, 2006.

In December 2005, the Management Committee and the Managing General Partners adopted a plan of liquidation and began the implementation thereof. As part of the plan of liquidation and in conjunction with the anticipated dissolution and then liquidation of the Partnership, the Independent General Partners also approved the retention of an independent third party to assist in the sale of the Partnership's holdings. On February 15, 2006, the Independent General Partners approved a resolution directing the Managing General Partners to notice a Special Meeting of the Partnership at which meeting the Limited Partners would be asked to vote upon a proposal to dissolve the Partnership prior to its scheduled termination date of December 31, 2006, to place the Partnership's assets and liabilities in a liquidating trust to be formed for that purpose, and to withdraw the Partnership's election as a Business Development Company under the 1940 Act. At a Special Meeting on July 7, 2006, a Majority in Interest of the Limited Partners approved (1) the immediate dissolution of the Partnership prior to the expiration of its term, (2) the filing of the Form N-54C with the Securities and Exchange Commission withdrawing the Partnership's election to be regulated as a Business Development Company, (3) a formal Plan of Dissolution and Liquidation, including the formation of a Liquidating Trust, and
(4) the ratification of management's appointment of Heard, McElroy, Vestal, LLP as independent registered public accountants of the Partnership. Following the meeting, the Managing General Partners executed the Liquidating Trust Agreement and the Bill of Sale, Assignment, Acceptance and Assumption Agreement as outlined in the Plan of Dissolution and Liquidation. Also on July 7, 2006, the Partnership filed a Certificate of Cancellation with the Secretary of State of the State of Delaware. On July 10, 2006, Form N-54C withdrawing the Partnership's election to be regulated as a BDC was filed with the Securities and Exchange Commission
(SEC) on behalf of the Partnership. On July 11, 2006, Form 15 was filed with the SEC on behalf of the Partnership, terminating its registration under the Securities Exchange Act of 1934.

While in liquidation, the Trust will continue to accrue all estimated liquidation costs and any future operating costs including administrative and investor services, computer services, record retention costs, professional fees and estimated legal costs of the Trust through final termination, as provided for in the Partnership Agreement. Based on changing market conditions and new information, it is possible that net proceeds from the sale of the Trust's assets could be greater than or less than the aggregate estimated liquidation values presented in the balance sheet. If the aggregate proceeds are ultimately less than the values presented, it is possible that the sale proceeds will not be sufficient to meet the Trust's obligations to the creditors.
If that is the case, the beneficiaries may receive no proceeds upon completion of the liquidation process. On October 25, 2006, the Trust sold all of its investment assets, excluding those related to Dakota Arms, Inc. and Dakota Holdings, LLC, to Industry Ventures Acquisition Fund (Aperture), L.P. and Industry Ventures Fund IV, L.P. (collectively, the Buyers) under the terms of a Securities Purchase Agreement executed on October 9, 2006. The Buyers purchased the investment assets from the Trust for an aggregate purchase price of approximately $2.6 million. On December 29, 2006, the Trust executed a Bill of Sale, Assignment, Acceptance and Assumption Agreement with Technology Funding Ltd., (the Assignee) or its nominees, including but not limited to Technology Funding Group, LLC and/or Dakota Equities, LLC, for the remaining holdings in the portfolio. The Assignee paid a total of $231 dollars for illiquid assets with Fair Values totaling $0.00 at December 29, 2006. Any proceeds from the liquidation of the assets of the Trust were paid first to creditors of the Trust including the Managing General Partners as provided in Section
15.02 of the Limited Partnership Agreement and Section 3.3 of the Liquidating Trust Agreement.

On February 28, 2007, the United States Bankruptcy Court, District of Minnesota, issued an Order approving the sale pursuant to
Section 363 of the United States Bankruptcy Code of substantially all assets of Dakota Arms, Inc. to Technology Funding Group, LLC, and Dakota Equity, LLC, entities controlled by Charles R. Kokesh, for $1,120,000 plus a guarantee to make two additional payments of $100,000 each 180 days and 545 days from Closing. The only other bidder in the sale submitted a lesser bid only for a portion of the assets. Negotiations continue with that entity, and the bankruptcy estate may receive further proceeds.

Technology Funding Venture Partners IV Liquidating Trust and an affiliated trust had provided the Debtor in Possession ("DIP") loan to Dakota Arms, Inc., after Dakota filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code on July 6, 2007. The Trust provided $92,500 in DIP financing to Dakota. Upon the sale of Dakota's assets, the Trust received $49,000 back as repayment of the DIP loan. The balance of the DIP loan remains a liability of the bankruptcy estate.

Item 2.  PROPERTIES
------   ----------

The Trust has no material physical properties.

Item 3.  LEGAL PROCEEDINGS
------   -----------------

From time to time, the Trust is subject to routine litigation incidental to the business of the Trust. Although there can be no assurances as to the ultimate disposition of these matters, it is the opinion of the Liquidating Trustee, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operations and financial condition of the Trust.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

No matters were submitted to a vote of the Trust's beneficial interest holders from July 7, 2006 (inception) through December
31, 2006.

                                 PART II

Item 5.  MARKET FOR TRUST'S COMMON EQUITY AND RELATED STOCKHOLDER
------   -------------------------------------------------------------
         MATTERS
         -------

        (a) There is no established public trading market for the Units.

   (b) At December 31, 2006, there were 7,886 beneficial interest holders in the Trust.

        (c) The Trust does not pay dividends. Cash distributions, however, may be made to the beneficial interest holders pursuant to the Trust Agreement.

Item 6.  SELECTED FINANCIAL DATA
------   -----------------------

                                                       For the period from inception (July 7, 2006)
                                                               through December 31, 2006
                                                       --------------------------------------------

Total investment income                                                   $    1,381

Net investment loss                                                          (89,878)

Net realized loss from
 sales of equity investments                                              (1,013,066)

Realized gain from
 venture capital limited
  partnership investments                                                     20,849

Decrease in
 unrealized depreciation:
  Equity investments                                                       3,236,817


Net increase in net assets
 in liquidation resulting
 from operations                                                          $2,154,722


Net assets in liquidation                                                 $  352,164





Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
------   -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

The Trust's assets and liabilities were transferred to it from Technology Funding Venture Partners IV, An Aggressive Growth Fund, L.P. On October 25, 2006, the Trust sold all of its investment assets, excluding those related to Dakota Arms, Inc. and Dakota Holdings, LLC, to Industry Ventures Acquisition Fund (Aperture), L.P. and Industry Ventures Fund IV, L.P. (collectively, the Buyers) under the terms of a Securities Purchase Agreement executed on October 9, 2006. The Buyers purchased the investment assets from the Trust for an aggregate purchase price of approximately $2.9 million. On December 29, 2006, the Trust executed a Bill of Sale, Assignment, Acceptance and Assumption Agreement with Technology Funding Ltd., (the Assignee) or its nominees, including but not limited to Technology Funding Group, LLC and/or Dakota Equities, LLC, for the remaining holdings in the portfolio. The Assignee paid a total of $231 dollars for illiquid assets with Fair Values totaling $0.00 at December 29, 2006. Any proceeds from the liquidation of the assets of the Trust were paid first to creditors of the Trust including the Managing General Partners as provided in Section 15.02 of the Limited Partnership Agreement. While in liquidation, the Trust will continue to accrue all estimated liquidation costs and any future operating costs including administrative and investor services, computer services, record retention costs, professional fees and estimated legal costs of the Trust through final termination, as provided for in the Partnership Agreement. The Trustee has not planned any expenditures, nor is it aware of any contingencies that would cause it to require any additional capital to that mentioned above.

Cash and cash equivalents at December 31, 2006, were $428,074.
At December 31, 2006, there was no restricted cash.

Results of Operations
---------------------

The net increase in net assets in liquidation resulting from operations was $2,154,722 for the period from inception (July 7, 2006) through December 31, 2006.

Unrealized appreciation on equity investments was $0 and $3,236,817 at December 31, 2006, and July 7, 2006, respectively. In the period from inception (July 7, 2006) through December 31, 2006, the net increase in unrealized appreciation of equity investments of $3,236,817 was primarily attributable to the liquidation of all trust equity investments during the period.

During the period from inception (July 7, 2006) through December
31, 2006, net realized loss from sales of equity investments was $1,013,066, primarily from gains on the sale of shares of Sanarus Medical, Inc.

During the period from inception (July 7, 2006) through December
31, 2006, the Trust recorded net realized gains from venture capital limited partnership investments of $20,849. The gains represented distributions from profits of venture capital limited partnerships.

Investment expenses were $91,259 for the period from inception
(July 7, 2006) through December 31, 2006.

Interest income was $1,381 during the period from inception
(July 7, 2006) through December 31, 2006.


Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
-------  ----------------------------------------------------------

The Trust is subject to financial market risks, including changes in interest rates with respect to its investments in debt securities and interest-bearing cash equivalents as well as changes in marketable equity security prices. The Trust does not use derivative financial instruments to mitigate any of these risks. The return on the Trust's investments is generally not affected by foreign currency fluctuations.

Since none of the remaining holdings in the Trust are publicly traded, the Trust does not have a significant exposure to public market price fluctuations. However, should significant changes in market equity prices occur, there could be a longer-term effect on valuations of private companies, which could affect the carrying value and the amount and timing of gains or losses realized on these investments. Since there is typically no public market for the Trust's investments in private companies, the valuation of the investments is subject to the estimate of the Trustee's management. In the absence of a readily ascertainable market value, the estimated value of the Trust's investments in private companies may differ significantly from the values that would be placed on the portfolio if a ready market existed. These investments are directly exposed to equity price risk, in that a hypothetical 10 percent change in these equity prices would result in a similar percentage change in the
fair value of these securities.   As described in Note 1 to the
financial statements, the Trust is currently in liquidation and all remaining investments are being carried at their estimated liquidation value.




Item 8.  FINANCIAL STATEMENTS
------   --------------------

The financial statements of the Trust are set forth in Item 15.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
------   -----------------------------------------------------------
         AND FINANCIAL DISCLOSURE
         ------------------------

Not applicable.

Item 9A. CONTROLS AND PROCEDURES
-------  -----------------------

The signing officer is responsible for establishing and maintaining disclosure controls and procedures for Technology Funding Venture Partners IV Liquidating Trust. Such officer has concluded (based upon his evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that Technology Funding Venture Partners IV Liquidating Trust disclosure controls and procedures are effective to ensure that information required to be disclosed by Technology Funding Venture Partners IV Liquidating Trust in this report is accumulated and communicated to the Trustee's management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The certifying officer also has indicated that there were no significant changes in Technology Funding Venture Partners IV Liquidating Trust's internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

                               PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE TRUST
-------  --------------------------------------------------

The Trust has no directors or executive officers. The Trustee's management is responsible for the management and administration of the Liquidating Trust.

Code of Ethics
--------------

The Trust's Code of Ethics applies to the Technology Funding corporate officers and employees. The Code of Ethics is attached as an exhibit (see Item 15 - Exhibits) and is also available on the Trustee's web site, www.techfunding.com. Any amendments to, or waivers from, any provision of the Code that applies to any of the executive officers will be disclosed on the web site.
Item 11. EXECUTIVE COMPENSATION
-------  ----------------------

The Trust has no officers, directors or employees. In the period from inception (July 7, 2006) through December 31, 2006, the Trust incurred management fees of $7,876 pursuant to Article 12 of the Liquidating Trust Agreement. The Trustee shall be reimbursed out of the Trust Estate for all expenses plus operational costs as defined in Article 4 of the Limited Partnership Agreement incurred pursuant to the performance of the Trustee's duties hereunder including the reasonable compensation and out-of-pocket expenses of attorneys, accountants, appraisers, consultants and other persons retained by the Trustee, until the Trust shall terminate. The Trustee shall receive no compensation for its services hereunder other than an amount equivalent to the compensation and other payments that the Trustee would have received as General Partner of the Partnership as provided in Article 4 for the same or similar services undertaken by the Trustee hereunder as if the General Partner had undertaken such services on behalf of the Partnership. Management Fees shall be 1.0% per annum of the reported Fair Value of the assets of the Trust.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------  --------------------------------------------------------------

Not applicable. No beneficiary beneficially holds more than 5 percent of the aggregate number of Units held by all beneficiaries, and neither the Trustee nor any of their officers, directors or partners own any Units. The Trustee's management controls the affairs of the Trust pursuant to the Trust Agreement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------  ----------------------------------------------

The Trust, or its investee companies, have engaged in no transactions with the Managing General Partners or their officers and partners other than as described above, in the notes to the financial statements, or in the Prospectus.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
-------  --------------------------------------

Tax Fees
--------

The Trust paid aggregate fees of approximately $3,761 to WTAS, Inc. for tax-related services rendered to the Trust for the period from inception (July 7, 2006) through December 31, 2006.




                               PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
-------  ---------------------------------------

         (a) List of Documents filed as part of this Annual Report on Form 10-K

            (1)  Financial Statements - the following financial
                  statements are filed as a part of this Report:

               Statements of Net Assets in Liquidation as of December 31,
                2006, and July 7, 2006 (inception).
               Statements of Investments as of December 31, 2006, and
                July 7, 2006 (inception).
               Statements of Changes in net assets in liquidation
                for the period from inception (July 7, 2006) through December 31, 2006.
               Notes to Financial Statements

            (2)  Financial Statement Schedules

                  All schedules have been omitted because they are not
                   applicable or the required information is included in the financial statements or the notes thereto.

            (3)  Exhibits

                  14.1  Code of Ethics for the Trust
                  31.1  Section 302 Sarbanes-Oxley Certifications
                  32.1  Section 906 Sarbanes-Oxley Certifications

STATEMENT OF NET ASSETS IN LIQUIDATION
--------------------------------------

                                              December 31,       July 7,
                                                    2006            2006
                                                --------        --------
ASSETS

Investments:
  Equity investments (cost basis of
   $0 and $3,697,731 at December 31,
   2006, and July 7, 2006, respectively)      $       --     $   460,914

Cash and cash equivalents                        428,074           2,795
Escrow holdback                                  134,291              --
Dakota Arms DIP Loan receivable                   65,229              --
                                               ---------       ---------
       Total assets                           $  627,594     $   463,709
                                               =========       =========

LIABILITIES AND NET ASSETS IN LIQUIDATION

Accounts payable and accrued expenses         $       --     $        --
Due to related parties                            20,407       1,481,119
Estimated liquidation and holdback costs         251,670         771,794
Other liabilities                                  3,353          13,354
                                               ---------       ---------
       Total liabilities                         275,430       2,266,267


Net assets in liquidation                     $  352,164     $(1,802,558)
                                               ---------       ---------
       Total liabilities and
        net assets in liquidation             $  627,594     $   463,709
                                               =========       =========

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF INVESTMENTS
-------------------------

                                         Principal
                                         Amount or   December 31, 2006         July 7, 2006
Industry                                 Shares at   -----------------       -----------------
(1)                         Investment  December 31, Cost       Fair         Cost        Fair
Company           Position  Date          2006       Basis      Value        Basis       Value
-------------     --------  ----------  -----------  -----      -----        -----       -----
Equity Investments
------------------
Medical/Biotechnology
---------------------
Sanarus
 Medical,          Preferred    1999-
 Inc. (a) (b)      shares       2005           0   $      --  $      --  $  947,670  $ 460,914
                                                   ---------  ---------  ----------  ---------

Environmental
-------------
Various
 investments       various      1999           0          --         --      10,614         --
                                                   ---------  ---------  ----------  ---------

Retail / Consumer Products
--------------------------
Dakota             LLC          2003-
 Holdings, LLC (a) units        2004           0          --         --   2,165,889          0
Dakota             Bridge
 Holdings, LLC     loan         2005           0          --         --     101,359          0
Dakota             Preferred
 Arms, Inc.        shares  (2)  2004           0          --         --      72,503          0
                                                   ---------    -------     -------  ---------
                                                          --         --   2,339,751          0




STATEMENTS OF INVESTMENTS (continued)
--------------------------------------------
Venture Capital Limited Partnership Investments
-----------------------------------------------
Various            Ltd.
 investments       Partnership
                   interests  various         0           --        --      399,696          0
                                                   ---------  ---------  ----------  ---------


Total investments                                 $       -- $       -- $ 3,697,731 $  460,914
                                                   =========  =========  ==========  =========

Legends and footnotes:

--  No investment held at end of period.
 0  Investment active with a cost basis or fair value of zero.

(a) Equity security acquired in a private placement transaction; resale may be subject to certain selling restrictions.
(b) Portfolio company is an affiliate of the Liquidating Trust; resale may be subject to certain selling restrictions.
(1) The Trust has no income-producing equity investments except for convertible notes which include accrued interest.  Interest rates on such notes are 4.79 percent.


The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
--------------------------------------------------

For the period from inception (July 7, 2006) through December 31, 2006:


                                Trust
                                Beneficiaries  Trustee         Total
                                      ---------------    --------           ------
Net assets in liquidation
    July 7, 2006                 $   666,965   $(2,469,523)  $(1,802,558)

Net investment loss                (71,902)      (17,976)      (89,878)
Net realized loss                 (789,812)     (202,405)     (992,217)
Net decrease in unrealized
 depreciation                    2,589,454       647,363     3,236,817
                                 ---------     ---------     ---------
Net assets in liquidation
  December 31, 2006            $ 2,394,704   $(2,042,540)  $   352,164
                                 =========     =========     =========


The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
-----------------------------

1.  Summary of Significant Accounting Policies
    ------------------------------------------

Organization
------------

Technology Funding Venture Partners IV, An Aggressive Growth Fund, L.P. (the Partnership) was a limited partnership organized under the laws of the State of Delaware on December 4, 1986. The purpose of the Partnership was to make venture capital investments in new and developing companies. The Partnership elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the Act), and operated as a nondiversified investment company, as defined in the Act. The Managing General Partners were Technology Funding Ltd. (TFL) and Technology Funding Inc. (TFI), a wholly owned subsidiary of TFL. There were also two Independent General Partners. The Independent General Partners and a representative from TFL constitute the Management Committee, which was responsible for the management and administration of the Partnership.

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

Liquidation of the Partnership
------------------------------

In December 2005, the Management Committee and the Managing General Partners adopted a plan of liquidation and began the implementation thereof. As part of the plan of liquidation and in conjunction with the anticipated dissolution and then liquidation of the Partnership, the Independent General Partners also approved the retention of an independent third party to assist in the sale of the Partnership's holdings. On February 15, 2006, the Independent General Partners approved a resolution directing the Managing General Partners to notice a Special Meeting of the Partnership at which meeting the Limited Partners would be asked to vote upon a proposal to dissolve the Partnership prior to its scheduled termination date of December 31, 2006, to place the Partnership's assets and liabilities in a liquidating trust to be formed for that purpose, and to withdraw the Partnership's election as a Business Development Company under the 1940 Act. At a Special Meeting on July 7, 2006, a Majority in Interest of the Limited Partners approved (1) the immediate dissolution of the Partnership prior to the expiration of its term, (2) the filing of the Form N-54C with the Securities and Exchange Commission withdrawing the Partnership's election to be regulated as a Business Development Company,
(3) a formal Plan of Dissolution and Liquidation, including the formation of a Liquidating Trust, and (4) the ratification of management's appointment of Heard, McElroy, Vestal, LLP as independent registered public accountants of the Partnership. Following the meeting, the Managing General Partners executed the Liquidating Trust Agreement and the Bill of Sale, Assignment, Acceptance and Assumption Agreement as outlined in the Plan of Dissolution and Liquidation. Also on July 7, 2006, the Partnership filed a Certificate of Cancellation with the Secretary of State of the State of Delaware. On July 10, 2006, Form N-54C withdrawing the Partnership's election to be regulated as a BDC was filed with the Securities and Exchange Commission (SEC) on behalf of the Partnership. On July 11, 2006, Form 15 was filed with the SEC on behalf of the Partnership, terminating its registration under the Securities Exchange Act of 1934.

On October 25, 2006, the Trust sold all of its investment assets, excluding those related to Dakota Arms, Inc. and Dakota Holdings, LLC, to Industry Ventures Acquisition Fund (Aperture), L.P. and Industry Ventures Fund IV, L.P. (collectively, the Buyers) under the terms of a Securities Purchase Agreement executed on October 9, 2006. The Buyers purchased the investment assets from the Trust for an aggregate purchase price of approximately $2.6 million. On December 29, 2006, the Trust executed a Bill of Sale, Assignment, Acceptance and Assumption Agreement with Technology Funding Ltd., (the Assignee) or its nominees, including but not limited to Technology Funding Group, LLC and/or Dakota Equities, LLC, for the remaining holdings in the portfolio. The Assignee paid a total of $231 dollars for illiquid assets with Fair Values totaling $0.00 at December 29, 2006. Any proceeds from the liquidation of the assets of the Trust were paid first to creditors of the Trust including the Managing General Partners as provided in Section 15.02 of the Limited Partnership Agreement and Section 3.3 of the Liquidating Trust Agreement. While in liquidation, the Trust will continue to accrue all estimated liquidation costs and any future operating costs including administrative and investor services, computer services, record retention costs, professional fees and estimated legal costs of the Trust through final termination, as provided for in the Partnership Agreement. Based on changing market conditions and new information, it is possible that net proceeds from the sale of the Trust's assets could be greater than or less than the aggregate estimated liquidation values presented in the balance sheet. If the aggregate proceeds are ultimately less than the values presented, it is possible that the sale proceeds will not be sufficient to meet the Trust's obligations to the creditors. If that is the case, the beneficiaries may receive no proceeds upon completion of the liquidation process.

Liquidation Accounting
----------------------

In accordance with the liquidation basis of accounting, the carrying values of the assets are presented at net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with completing the liquidation of the Trust. Preparation of the financial statements on a liquidation basis requires significant assumptions by the Trust, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances may not occur as expected. Those differences, if any, could result in a change in the assets recorded in the Statement of Assets and Liabilities in Liquidation.

Investments
-----------

Investments are carried at estimated liquidation amounts, which management believes approximate estimated fair value as determined below:

Equity Investments
------------------

The Trustee's management has the authority to establish valuation procedures and periodically apply such procedures to the Partnership's investment portfolio. In fulfilling this responsibility, the Trustee's management periodically updates and revises the valuation procedures used to determine fair value in order to reflect new events, changing market conditions, more experience with investee companies or additional information, any of which may require the revision of previous estimating procedures.

The fair value of all other investments is determined in good faith by the Trustee's management after consideration of available relevant information. There is no ready market for the Trust's investments in private companies or unregistered securities of public companies. Fair value is generally defined as the amount the Trust could reasonably expect to receive for an investment in an orderly disposition based on a current sale. Significant factors considered in the estimation of fair value include the inherent illiquidity of and lack of marketability associated with venture capital investments in private companies or unregistered securities, the investee company's enterprise value established in the last round of venture financing, changes in market conditions since the last round of venture financing or since the last reporting period, the value of a minority interest in the investee company, contractual restrictions on resale typical of venture financing instruments, the investee company's financial position and ability to obtain any necessary additional financing, the investee company's performance as compared to its business plan, and the investee company's progress towards initial public offering. The values determined for the Trust's investments in these securities are based upon available information at the time the good faith valuations are made and do not necessarily represent the amount which might ultimately be realized, which could be higher or lower than the reported fair value.
At December 31, 2006, and July 7, 2006 (inception), the investment portfolio included private company investments and venture capital limited partnership investments totaling $0 and $460,914, respectively, whose fair values were established in good faith by the Trustee's management in the absence of readily ascertainable market values. Because of the inherent uncertainty in the valuation, the values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

Venture capital limited partnership investments are valued based on the fair value of the underlying investments. Based on recent market analysis and attempts to liquidate the Trust's interests in its venture capital limited partnership investments, management has valued all remaining interests at $0. Limited partnership distributions that are a return of capital reduce the cost basis of the Trust's investment. Distributions from limited partnership cumulative earnings are reflected as realized gains by the Liquidating Trust.

Sales of equity investments are recorded on the trade date. The basis on which cost is determined in computing realized gains or losses is specific identification.

Notes Receivable
----------------

The fair value of notes receivable is determined in good faith by the Trustee's management. Fair value is generally defined as the amount the Liquidating Trust could reasonably expect to receive from another party wishing to acquire the notes and accrued interest on the valuation date. The values determined for the Trust's notes receivable are based upon available information at the time the good faith valuations are made and do not necessarily represent the amount which might ultimately be realized which could be higher or lower than the reported fair value. When the Trustee's management assessment of fair value indicates that future collectibility of interest or principal is in doubt, notes are placed on non-accrual status.


Cash, Cash Equivalents and Restricted Cash
------------------------------------------

Cash, cash equivalents and restricted cash are principally comprised of cash invested in demand accounts and money market instruments and are stated at cost plus accrued interest. The Partnership considers all money market and short-term investments with an original maturity of three months or less to be cash equivalents.



Provision for Income Taxes
--------------------------

The Trust is not subject to income taxes, as any income or loss is included in the tax returns of the individual beneficial interest holders.
Accordingly, no provision for income taxes has been made in the financial statements of the Trust.

The accompanying financial statements are prepared using accounting principles generally accepted in the United States which may not equate to tax accounting. The cost of investments on a tax basis at December 31, 2006, and July 7, 2006, was $0 and $3,709,933, respectively. At December 31, 2006, and July 7, 2006, gross unrealized depreciation on investments based on cost for federal income tax purposes were as follows:

                                      December 31,      July 7,
                                          2006           2006
                                      ------------   ------------
Unrealized appreciation               $         0   $        547
Unrealized depreciation                         0     (3,249,566)
                                        ---------      ---------
Net unrealized depreciation           $         0   $ (3,249,019)
                                        =========      =========

2.  Related Party Transactions
    --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the period from inception (July 7, 2006) through December 31, 2006,were as follows:

                               For the period from inception (July 7, 2006)
                                          through December 31, 2006
                                     -----------------------------------
Management fees                    $            $    7,876
Reimbursable operating expenses:
  Administrative, investor
   services and professional
   fees                                            379,251
  Investment operations                             61,954
  Computer services                                 40,309


Management fees are equal to one quarter of one percent of the fair value of Trust assets for each quarter. Management fees compensate the Trustee solely for Trustee management overhead incurred in supervising the operation and management of the Liquidating Trust and the Liquidating Trust's investments. Management fees due to the Trustee were $6,717 and $6,720 and were included in due to related parties, net at December 31, 2006, and July 7, 2006, respectively.

The Liquidating Trust reimburses the Trustee for operating expenses incurred in connection with the business of the Liquidating Trust. Reimbursable operating expenses include expenses such as investment operations, administrative and investor services, and computer services. The management of the Trustee of this Liquidating Trust serves in a similar capacity for other liquidating trusts, and all reimbursed expenses are allocated to the various liquidating trusts based on a number of factors including the size of each liquidating trust, the number of active portfolio companies, and the amount of time spent by various employees of the Trustee on the specific affairs of any one liquidating trust. Amounts due to related parties for such expenses totaled $20,407 and $1,482,119 at December 31, 2006, and July 7, 2006, respectively.

Under the terms of a computer service agreement, Technology Administrative Management, a division of TFL, charges the Liquidating Trust for its share of computer support costs. These amounts are included in computer services expenses.

Officers of the Trustee occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Trustee's policy that all such compensation be transferred to the investing liquidating trusts. If the options are non-transferable, they are not recorded as an asset of the Liquidating Trust. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. Any such profit is allocated amongst the Liquidating Trust and affiliated liquidating trusts based upon their proportionate investments in the portfolio company. One member of the Trustee's executive management serves as interim CEO and Chairman of the Board for Dakota Arms, Inc., a portfolio company. The Managing General Partner does not receive any compensation for these services.

3.  Equity Investments
    ------------------

All investments are valued at liquidation value as determined in good faith by the Liquidating Trustee and in conjunction with Note 1 of the Form 10-K for the year ended December 31, 2005.


Marketable Equity Securities
----------------------------

At December 31, 2006, and July 7, 2006 (inception), marketable equity securities had aggregate costs of $0 and $3,697,731 respectively, and aggregate fair values of $0 and $460,914, respectively.

The Trust sold its entire investment portfolio during the period from inception (July 7, 2006) through December 31, 2006, as outlined below:

                               Date of Sale     Proceeds        Gain/(Loss)
                             ----------------------------------------------
 Sanarus Medical, Inc.         October 2006    $2,685,815       $1,738,144
 Triangle Biomedical Sciences  December 2006            1          (10,612)
 Dakota Arms, Inc.             December 2006          100          (72,403)
 Dakota Holdings, LLC          December 2006          100       (2,268,529)
 Medical Science Partners, LP  December 2006           10         (187,226)
 Onset Enterprises Assoc.      December 2006           10               10
 El Dorado Ventures II, LP     December 2006           10         (212,450)


Venture Capital Limited Partnership Investments
-----------------------------------------------

During November 2006, the Trust received a cash distribution of $20,849, which was recorded as a realized gain.


Other Equity Investments
------------------------

Other significant changes reflected above relate to market value fluctuations for publicly traded portfolio companies or changes in the fair value of private companies as determined in accordance with the policy described in Note 1 to the financial statements.

4.  Net Increase in Unrealized Appreciation of Equity Investments
    -------------------------------------------------------------

In accordance with the accounting policy as stated in Note 1, the Statements of Changes in net assets in liquidation includes a line item entitled "Net increase in unrealized appreciation of equity investments." The table below discloses details of the changes:


                               For the period from inception (July 7, 2006)
                                         through December 31, 2006
                               --------------------------------------------

Unrealized (depreciation)
 appreciation from cost of
 marketable equity securities                    $        0

Unrealized depreciation from
 cost of non-marketable equity
 securities                                               0
                                                  ---------
Unrealized depreciation from
 cost at end of year                                      0

Unrealized depreciation from cost
 at beginning of year                             3,236,817
                                                  ---------
Net decrease in
 unrealized depreciation of
 equity investments                              $3,236,817
                                                 ==========

5.  Cash and Cash Equivalents
    -------------------------

Cash and cash equivalents at December 31, 2006, and July 7, 2006, consisted of demand accounts totaling $428,074 and $2,795, respectively.

6.  Distributions
    -------------

There were no distributions in for the period from July 7, 2006, through December 31, 2006.

7.  Commitments and Contingencies
    -----------------------------

From time to time, the Liquidating Trust is subject to routine litigation incidental to the business of the Trust. Although there can be no assurances as to the ultimate disposition of these matters, it is the opinion of the Trustee's management, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operations and financial condition of the Liquidating Trust.

8.  Subsequent Events
    ------------------
From January 1, 2007, through February 28, 2007, the Liquidating Trust advanced an additional $27,271 in Debtor-in-Possession funds to Dakota Arms, Inc. as part of the portfolio company's Chapter 11 bankruptcy case. On February 28, 2007, the United States Bankruptcy Court, District of Minnesota, issued an Order approving the sale pursuant to Section 363 of the United States Bankruptcy Code of substantially all assets of Dakota Arms, Inc. to Technology Funding Group, LLC, and Dakota Equity, LLC, entities controlled by Charles R. Kokesh, for $1,120,000 plus a guarantee to make two additional payments of $100,000 each 180 days and 545 days from Closing. The only other bidder in the sale submitted a lesser bid only for a portion of the assets. Negotiations continue with that entity, and the bankruptcy estate may receive further proceeds.

Technology Funding Venture Partners IV Liquidating Trust and an affiliated trust had provided the Debtor in Possession ("DIP") loan to Dakota Arms, Inc., after Dakota filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code on July 6, 2007. The Trust provided $92,500 in DIP financing to Dakota. Upon the sale of Dakota's assets, the Trust received $49,000 back as repayment of the DIP loan. The balance of the DIP loan remains a liability of the bankruptcy estate.

                              SIGNATURES
                              ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Trust has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         TECHNOLOGY FUNDING VENTURE PARTNERS IV
                         LIQUIDATING TRUST

                         By:  TECHNOLOGY FUNDING INC.
                              TECHNOLOGY FUNDING LTD.
                              TRUSTEE

Date:  March 29, 2007    By:  /s/Charles R. Kokesh
                               --------------------------------
                                 Charles R. Kokesh
                                 President, Chief Executive Officer,
                                 Chief Financial Officer and
                                 Chairman of Technology Funding Inc.
                                 and Managing General Partner of
                                 Technology Funding Ltd.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Trust and in the capacities and on the dates indicated:

          Signature           Capacity                 Date
          ---------           --------                 ----

 /s/Charles R. Kokesh         President, Chief         March 29, 2007
------------------------      Executive Officer,
    Charles R. Kokesh         Chief Financial Officer,
                              and Chairman of
                              Technology Funding Inc.
                              and Managing General
                              Partner of Technology
                              Funding Ltd.

The above represents a majority of the Board of Directors of Technology Funding Inc. and the General Partners of Technology Funding Ltd.

Technology Funding Partners IV Liquidating Trust     11:36 AM
03/29/07


Page 3 of 25
Technology Funding Partners IV Liquidating Trust


Technology Funding Partners IV Liquidating Trust