Form 10-K/A
TECHNOLOGY FUNDING VENTURE PARTNERS IV
filed 2007-08-27
CIK 826595

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

                                   PART I

Item 1.  BUSINESS
------   --------

On July 7, 2006 (inception), the Technology Funding Venture Partners IV Liquidating Trust (the Trust) was established. On that date, all of the assets and liabilities of Technology Funding Venture Partners IV, An Aggressive Growth Fund, L.P. (the Partnership), a Delaware limited partnership and registrant under the Securities Exchange Act of 1934, were transferred to the Trust. Subsequently, a Certificate of Cancellation was filed with the Secretary of State of the State of Delaware on July 7, 2006. The Form N-54C was filed with the Securities and Exchange Commission (SEC) on July 10, 2006, withdrawing the Partnership's election to be regulated as a Business Development Company, and the Form 15 noticing termination of registration under Section 12(g) of the Securities Exchange Act of 1934 was filed with the SEC on July 11, 2007. At that point, the Partnership ceased to exist and no longer had any obligation under the Securities Exchange Act of 1934 to file an annual report with the SEC.

Technology Funding Inc. (TFI), one of the managing general partners of the Partnership, serves as Trustee of the Trust. TFI is a wholly owned subsidiary of Technology Funding Ltd. (TFL), the other managing general partner of the Partnership. Under the terms of Section 13.1 of the Liquidating Trust Agreement approved by a majority in interest of the Limited Partners on July 7, 2006, pursuant to the definitive proxy statement filed with the SEC on May 23, 2006,and revised on June 5, 2006, the Trustee agreed to file an unaudited Annual Report on Form 10-K even though the Trust is not registered under Section 12(g) of the Act.

Section 13.1 of the Liquidating Trust Agreement is designed to keep beneficiaries of the Trust informed of the progress of the liquidation of assets and reads as follows:

    13.1 The Trustee will provide Beneficiaries with periodic reports containing unaudited financial statements, including an annual report showing assets and liabilities of the Trust and receipts and disbursements of the Trustee with respect to the Trust for the period. The financial statements will be prepared in accordance with Generally Accepted Accounting Principles but not audited by independent registered public accountants. The unaudited annual report will be filed with the Securities and Exchange Commission under cover of Form 10-K and other reportable events will be filed under Form 8-K. Such filings will be done under the Partnership's Commission file number.


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



The Trust sold its entire investment portfolio during the period from inception (July 7, 2006) through December 31, 2006, as outlined below:

                               Date of Sale     Proceeds        Gain/(Loss)
                             ----------------------------------------------
 Sanarus Medical, Inc.         October 2006     2,685,815        1,738,144
 Triangle Biomedical Sciences  December 2006            1          (10,612)
 Dakota Arms, Inc.             December 2006          100          (72,403)
 Dakota Holdings, LLC          December 2006          100       (2,268,529)
 Medical Science Partners, LP  December 2006           10         (187,226)
 Onset Enterprises Assoc.      December 2006           10               10
 El Dorado Ventures II, LP     December 2006           10         (212,450)

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

                         TECHNOLOGY FUNDING VENTURE PARTNERS IV
                         LIQUIDATING TRUST

                         By:  TECHNOLOGY FUNDING INC.
                              TECHNOLOGY FUNDING LTD.
                              TRUSTEE

Date:  August 27, 2007    By:  /s/Charles R. Kokesh
                               --------------------------------
                                 Charles R. Kokesh
                                 President, Chief Executive Officer,
                                 Chief Financial Officer and
                                 Chairman of Technology Funding Inc.
                                 and Managing General Partner of
                                 Technology Funding Ltd.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Trust and in the capacities and on the dates indicated:

          Signature           Capacity                 Date
          ---------           --------                 ----

 /s/Charles R. Kokesh         President, Chief         August 27, 2007
------------------------      Executive Officer,
    Charles R. Kokesh         Chief Financial Officer,
                              and Chairman of
                              Technology Funding Inc.
                              and Managing General
                              Partner of Technology
                              Funding Ltd.

The above represents a majority of the Board of Directors of Technology Funding Inc. and the General Partners of Technology Funding Ltd.

Technology Funding Partners IV Liquidating Trust     11:42 AM
08/27/07


Page 3 of 26
Technology Funding Partners IV Liquidating Trust


Technology Funding Partners IV Liquidating Trust